Form 10-Q
period 2021-06-30
Group Nine Acquisition Corp.
filed 2021-08-16
CIK 1832250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

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

As of August 13, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GROUP NINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GROUP NINE ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$68,653	$25,000
Prepaid expenses	1,373,348	—
Total current assets	1,442,001	25,000

Deferred offering costs	—	452,399
Cash and securities held in Trust Account	230,009,831	—
TOTAL ASSETS	$231,451,832	$477,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$558,749	$—
Accrued offering costs	—	366,056
Advances from related party	—	87,625
Due to Sponsor	434,989	—
Convertible Promissory note – related party	618,813	—
Total current liabilities	1,612,551	453,681

Warrant liabilities	12,539,867	—
Deferred underwriting fee payable	9,890,000	—
TOTAL LIABILITIES	24,042,418	453,681

Commitments and Contingencies

Class A common stock subject to possible redemption, 23,000,000 shares at June 30, 2021 (at redemption value of $10 per share)	230,000,000	—

Stockholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption), at June 30, 2021, and no shares issued and outstanding at December 31, 2020;	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding, at June 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(22,591,161)	(1,282)
Total Stockholder’s (Deficit) Equity	(22,590,586)	23,718
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$231,451,832	$477,399

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2021
Operating and formation costs	$602,866	$1,788,280
Loss from operations	(602,866)	(1,788,280)

Other (expense) income:
Change in fair value of warrant liability	(6,150,667)	1,996,266
Change in fair value of convertible promissory note	(8,813)	(8,813)
Interest earned on marketable securities held in Trust Account	5,735	9,831
Total other (expense) income, net	(6,153,745)	1,997,284

(Loss) income before income taxes	(6,756,611)	209,004
Benefit (provision) for income taxes	—	—
Net (loss) income	$(6,756,611)	$209,004

Basic and diluted net loss per common share, Class A common stock subject to possible redemption	$(0.24)	$(0.89)

Basic and diluted net loss per share, Class B Non-redeemable common stock	$(0.24)	$(0.89)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

						Retained
	Class A		Class B		Additional	Earnings	Total
	Common Stock		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,282)	$23,718

Sale of 23,000,000 Units, net of underwriting discounts and offering expenses	23,000,000	2,300	—	—	206,947,192	—	206,949,492

Cash proceeds received in excess of fair value for Placement Warrants	—	—	—	—	227,200	—	227,200

Common stock subject to redemption	(23,000,000)	(2,300)	—	—	(207,198,817)	(22,798,883)	(230,000,000)

Net income	—	—	—	—	—	6,965,615	6,965,615

Balance — March 31, 2021	—	—	5,750,000	575	—	(15,834,550)	(15,833,975)

Net loss	—	—	—	—	—	(6,756,611)	(6,756,611)

Balance – June 30, 2021	—	$—	5,750,000	$575	$—	$(22,591,161)	$(22,590,586)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$209,004
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(9,831)
Change in fair value of warrant liabilities	(1,996,266)
Change in fair value of convertible promissory note	8,813
Transaction costs related to warrant liabilities	609,099
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,373,348)
Accrued expenses	558,749
Net cash used in operating activities	(1,993,780)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	227,240,000
Proceeds from sale of Private Placement Warrants	4,260,000
Proceeds from promissory note - related party	981,056
Repayment of promissory note - related party	(458,681)
Due to Sponsor	434,989
Payment of offering costs	(419,931)
Net cash provided by financing activities	232,037,433

Net Change in Cash	43,653
Cash — Beginning of period	25,000
Cash — End of period	$68,653

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$230,000,000
Deferred underwriting fee payable	$9,890,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2021

(Unaudited)

NOTE 1. DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

Group Nine Acquisition Corp. (the “Company”) is a blank check company incorporated in Delaware on November 9, 2020. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”).

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from November 9, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the Public Offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability and the convertible promissory notes. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of six months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2021 and December 31, 2020, respectively.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Convertible Promissory Note

The Company accounts for their convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory notes. Using fair value option, the convertible promissory note are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed consolidated statements of operations.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30 ,2021, the Company had a deferred tax asset of approximately $246,000, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B Common Stock (the “Founders Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 10,506,667 shares of Common Stock at $11.50 per share were issued on January 20, 2021. No warrants were exercised during the six months ended June 30, 2021 and the year ended December 31, 2020. The 10,506,667 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share in 2021 as the exercise price of the warrants was less than the average market price for the period.  As a result, diluted net income (loss) per common share is the same as basic net loss per common share for the period.

	For the three months ended June 30, 2021		For the six months ended June 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net loss including accretion of temporary equity	$(5,405,289)	$(1,351,322)	$(18,385,784)	$(5,064,819)

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	20,572,222	5,667,127
Basic and diluted net loss per share	$(0.24)	$(0.24)	$(0.89)	$(0.89)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s balance sheet, primarily due to their short-term nature.

Recent Accounting Standards

Other than below, management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

As of June 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

As of June 30, 2021
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

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Following the Initial Public Offering, the Sponsor transferred an aggregate of 100,000 of its Founder Shares to the Company’s independent directors and consultants.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Advances from Related Party

As of June 30, 2021 and December 31, 2020, the Sponsor paid for certain offering and other operating costs on behalf of the Company in connection with the Initial Public Offering amounting to $434,989 and $87,625, respectively. The advances are non-interest bearing and are due on demand.

Promissory Note — Related Party

On November 9, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering pursuant to a promissory note (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Initial Public Offering. The Promissory Note was non-interest bearing and was repaid upon the completion of the Initial Public Offering. There are no longer borrowings available under this note.

Convertible Promissory Note — Related Party

On March 29, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to a new promissory note (the “New Note”). The New Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the New Note may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At June 30, 2021, there was $610,000 of borrowings under the New Note. This note was valued using the fair value method. The fair value  of the note as of June 30, 2021, was $618,813, which resulted in a change in fair value of the convertible promissory note of $8,813 recorded in the statement of operations for the three and six months ended June 30, 2021 (see Note 9).

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of June 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

NOTE 8. WARRANT LIABILITIES

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

June 30, 2021

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

Redemptions of Warrants for Cash — Once the warrants become exercisable, the Company may redeem the Public Warrants:

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon not less than 30 days’ prior written notice of redemption to each warrant holder; and
●	if, and only if, the reported last sale price of the Company’s Class A common stock equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like and certain issuances of Class A common stock and equity-linked securities) for any 20 trading days within a 30-trading day period ending three business days before the Company sends the notice of redemption to each warrant holder.

If and when the warrants become redeemable by the Company, the Company may exercise its redemption right even if it is unable to register or qualify the underlying securities for sale under all applicable state securities laws.

Redemption of Warrants for Shares of Class A Common Stock — Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;
●	at $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption and receive that number of shares of Class A common stock to be determined, based on the redemption date and the fair market value of the Company’s Class A common stock;
●	if, and only if, the last reported sale price of the Company’s Class A common stock equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) (the “Reference Value”) on the trading day prior to the date on which the Company sends the notice of redemption to the warrant holders;

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

June 30, 2021

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

At June 30, 2021, assets held in the Trust Account were comprised of $230,009,831 in money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2021, the Company has not withdrawn any of interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,
	Level	2021
Assets:
Cash and marketable securities held in Trust Account	1	$230,009,831

Derivative Liabilities:
Warrant Liability – Public Warrants	1	$9,046,667
Warrant Liability – Private Placement Warrants	3	$3,493,200

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Initial Public Offering date was derived from observable public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own public warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the public warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the public warrant price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 20, 2021	4,032,800	10,503,334	14,536,134
Change in valuation inputs or other assumptions	(539,600)	(1,456,667)	(1,996,267)
Fair value as of June 30, 2021	$3,493,200	$9,046,667	$12,539,867

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the six months ended June 30, 2021 was $4,600,000.

The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

June 30, 2021
Risk-free interest rate	$1.00%
Trading days per year	$252
Expected volatility	19.84%
Exercise price	$11.50
Stock Price	$9.78
Probability of transaction	81.4%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes:

Convertible
Promissory
Note
Fair value as of January 1, 2021	$—
Proceeds received through Convertible Promissory Note	610,000
Change in valuation inputs or other assumptions	8,813
Fair value as of June 30, 2021	$618,813

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021 for the convertible promissory notes.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2021

(Unaudited)

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2021, we had net loss of approximately $7.0 million, which consists of operating costs of approximately $0.6 million and approximately $6.2 million derived from changes in fair value of warrant liabilities, offset by interest earned on marketable securities held in Trust Account approximately $6 thousand.

For the six months ended June 30, 2021, we had net income of approximately $0.2 million, which consists of income of approximately $2.0 million derived from the changes in fair value of the warrant liability and interest earned on marketable securities held in Trust Account of approximately $10 thousand, offset by operation costs of approximately $2.0 million.

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

For the six months ended June 30, 2021, net cash used in operating activities was $1,993,780. Net income of $209,004 was affected by noncash items such as the change in fair value of the warrant liability of approximately $2 million, change in fair value of convertible promissory notes of $8,813, interest earned on marketable securities held in trust account of $9,831 and transaction costs associated with the Initial Public Offering of $609,099. Changes in operating assets and liabilities used $814,599 of cash from operating activities.

At June 30, 2021, we had cash held in the Trust Account of $230,009,831. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $68,653 held outside of the Trust Account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete a Business Combination, we may repay such loaned amounts out of the proceeds of the Trust Account released to us. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants of the post-Business Combination entity, at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Net Income (Loss) Per Common Share

We apply the two-class method in calculating earnings per share. Net income (loss) per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net income (loss) per common share, basic and diluted for Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class B non-redeemable common stock outstanding for the period presented.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of June 30, 2021 our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this had not been fully remediated.

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

As a result, included on our balance sheet as of June 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of June 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 9, 2020, our Sponsor purchased 7,187,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On November 19, 2020, we effectuated a 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. Subsequently, our Sponsor transferred an aggregate of 100,000 Founder Shares to our independent directors and consultants.

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

As of June 30, 2021, $230,009,831 was held in the Trust Account, and we had approximately $68,653 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 6.  Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROUP NINE ACQUISITION CORP.

Date: August 13, 2021	By:	/s/ Ben Lerer
	Name:	Ben Lerer
	Title:	Chief Executive Officer
(Principal Executive Officer)