Form 10-Q
period 2021-09-30
Group Nine Acquisition Corp.
filed 2021-11-12
CIK 1832250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2021

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

As of November 12, 2021, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GROUP NINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2021

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GROUP NINE ACQUISITION CORP.

UNAUDITED CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$69,053	$25,000
Prepaid expenses	1,274,356	—
Total current assets	1,343,409	25,000

Deferred offering costs	—	452,399
Cash and marketable securities held in Trust Account	230,015,629	—
TOTAL ASSETS	$231,359,038	$477,399

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$595,904	$—
Accrued offering costs	—	366,056
Advances from related party	—	87,625
Due to Sponsor	640,475	—
Convertible Promissory note – related party	475,262	—
Total current liabilities	1,711,641	453,681

Warrant liabilities	7,354,667	—
Deferred underwriting fee payable	9,890,000	—
TOTAL LIABILITIES	18,956,308	453,681

Commitments and Contingencies

Class A common stock subject to possible redemption, 23,000,000 shares at September 30, 2021 (at redemption value of $10 per share)	230,000,000	—

Stockholders’ Equity (Deficit)
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption), at September 30, 2021, and no shares issued and outstanding at December 31, 2020;	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding, at September 30, 2021 and December 31, 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(17,597,845)	(1,282)
Total Stockholder’s (Deficit) Equity	(17,597,270)	23,718
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$231,359,038	$477,399

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2021	2021
Operating and formation costs	$341,633	$2,129,913
Loss from operations	(341,633)	(2,129,913)

Other income:
Change in fair value of warrant liability	5,185,200	7,181,466
Change in fair value of convertible promissory note	143,551	134,738
Interest earned on marketable securities held in Trust Account	5,798	15,629
Total other income	5,334,549	7,331,833

Income before income taxes	4,992,916	5,201,920
Benefit (provision) for income taxes	—	—
Net income	$4,992,916	$5,201,920

Basic and diluted net income (loss) per common share, Class A common stock subject to possible redemption	$0.17	$(0.66)

Basic and diluted net income (loss) per share, Class B Non-redeemable common stock	$0.17	$(0.66)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDER’S EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

	Class A Common Stock		Class B		Additional	Earnings	Total
	Subject to Possible Redemption		Common Stock		Paid-in	(Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance — January 1, 2021	—	$—	5,750,000	$575	$24,425	$(1,282)	$23,718

Sale of 23,000,000 Units, net of underwriting discounts and offering expenses	23,000,000	206,949,492	—	—	—	—	—

Cash proceeds received in excess of fair value for Placement Warrants	—	—	—	—	227,200	—	227,200

Deemed Dividend	—	23,050,508	—	—	(251,625)	(22,798,883)	(23,050,508)

Net income	—	—	—	—	—	6,965,615	6,965,615

Balance — March 31, 2021	23,000,000	230,000,000	5,750,000	575	—	(15,834,550)	(15,833,975)

Net loss	—	—	—	—	—	(6,756,611)	(6,756,611)

Balance – June 30, 2021	23,000,000	230,000,000	5,750,000	575	$—	(22,591,161)	(22,590,586)

Proceeds from Founder Shares						400	400

Net income	—	—	—	—	—	4,992,916	4,992,916

Balance – September 30, 2021	23,000,000	$230,000,000	5,750,000	$575	—	$(17,597,845)	$(17,597,270)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2021

(UNAUDITED)

Cash Flows from Operating Activities:
Net income	$5,201,920
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(15,629)
Change in fair value of warrant liabilities	(7,181,466)
Change in fair value of convertible promissory note	(134,738)
Transaction costs related to warrant liabilities	609,099
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,274,356)
Accounts payable and accrued expenses	595,904
Net cash used in operating activities	(2,199,266)

Cash Flows from Investing Activities:
Investment in cash and marketable securities held in Trust Account	(230,000,000)
Net cash used in investing activities	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	227,240,000
Proceeds from Transfer of Founder Shares	400.00
Proceeds from sale of Private Placement Warrants	4,260,000
Proceeds from convertible promissory note - related party	981,056
Repayment of convertible promissory note - related party	(458,681)
Due to Sponsor	640,475
Payment of offering costs	(419,931)
Net cash provided by financing activities	232,243,319

Net Change in Cash	44,053
Cash — Beginning of period	25,000
Cash — End of period	$69,053

Non-Cash investing and financing activities:
Initial classification of Class A common stock subject to possible redemption	$230,000,000
Deferred underwriting fee payable	$9,890,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from November 9, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the Public Offering (“Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

September 30, 2021

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

September 30, 2021

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

September 30, 2021

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2021 and December 31, 2020, respectively.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Convertible Promissory Note

The Company accounts for their convertible promissory notes under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory notes. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the condensed statements of operations.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our condensed statements of operations. The Private Warrants and the Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2021 the Company had a deferred tax asset of approximately $316,089, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A Common Stock (the “Common Stock”) and Class B Common Stock (the “Founders Shares”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 10,506,667 shares of Common Stock at $11.50 per share were issued on January 20, 2021. No warrants were exercised during the nine months ended September 30, 2021 and the year ended December 31, 2020. The 10,506,667 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share in 2021 as the exercise price of the warrants was less than the average market price for the period. The deemed dividend associated with the redeemable shares of Class A common stock is included in income (loss) per common share in the IPO quarter and year to date calculation in which the IPO occurred. As a result, diluted net income (loss) per common share is the same as basic net loss per common share for the period.

	For the three months ended September 30, 2021				For the nine months ended September 30, 2021
	Class A		Class B		Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income including accretion of temporary equity		$3,994,333		$998,583	$4,107,884	$1,094,036
Deemed Dividend	$		$		$(18,202,667)	$(4,847,841)
Allocable net income (loss)		3,994,333		998,583	(14,094,783)	(3,753,805)

Denominator:
Weighted-average shares outstanding		23,000,000		5,750,000	21,393,382	5,697,610
Basic and diluted net income (loss) per share		$0.17		$0.17	$(0.66)	$(0.66)

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

September 30, 2021

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation. These reclassifications had no effect on the previously reported total assets, total liabilities, stockholder’s equity, results of operations or cash flows.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

As of September 30, 2021, the Class A Common Stock reflected on the balance sheet are reconciled in the following table:

As of September
30, 2021
Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	$(10,503,333)
Class A shares issuance costs	$(12,547,175)
Plus:
Accretion of carrying value to redemption value	$23,050,508
Contingently redeemable Class A Common Stock	$230,000,000

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

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Following the Initial Public Offering, the Sponsor transferred an aggregate of 125,000 of its Founder Shares to the Company’s independent directors and consultants.

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 shares transferred or allocated to the Company’s director nominees and affiliates of its sponsor group in January 2021 was $280,000 or $5.60

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

per share. The fair value of the 25,000 shares allocated to the Company’s director nominee on March 2, 2021 was $160,000 or $6.40 per share. The fair value of the 25,000 shares allocated to the Company’s director nominee on March 4, 2021 was $164,750 or $6.59 per share. The fair value of the 25,000 shares allocated to the Company’s consultant on May 18, 2021 was $190,000 or $7.60 per share. The fair value of the 125,000 transferred shares is $794,750. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

The Sponsor, directors and consultants have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until 180 days after the completion of a Business Combination.

Advances from Related Party and Due to Sponsor

As of September 30, 2021 and December 31, 2020, the Sponsor paid for certain offering and other operating costs on behalf of the Company amounting to $640,475 and $87,625, respectively. The advances are non-interest bearing and are due on demand.

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

Convertible Promissory Note — Related Party

On March 29, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to a new promissory note (the “New Note”). The New Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the New Note may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At September 30, 2021, there was $610,000 of borrowings under the New Note. This note was valued using the fair value method. The fair value of the note as of September 30, 2021 was $475,262, which resulted in a change in fair value of the convertible promissory note of $143,551 and $134,738 recorded in the condensed statement of operations for the three and nine months ended September 30, 2021, respectively. (see Note 9).

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of September 30, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

NOTE 7. STOCKHOLDER’S EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2021 and December 31, 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2021 and December 31, 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

(Unaudited)

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

September 30, 2021

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

At September 30, 2021, assets held in the Trust Account were comprised of $230,015,629 in money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2021, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,
	Level	2021
Assets:
Cash and marketable securities held in Trust Account	1	$230,015,629

Derivative Liabilities:
Warrant Liability – Public Warrants	1	$5,366,667
Warrant Liability – Private Placement Warrants	3	$1,988,000

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 20, 2021	4,032,800	10,503,334	14,536,134
Change in valuation inputs or other assumptions	(2,044,800)	(5,136,667)	(7,181,467)
Fair value as of September 30, 2021	$1,988,000	$5,366,667	$7,354,667

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the nine months ended September 30, 2021 was $4,600,000.

The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

September 30, 2021
Risk-free interest rate	$1.07%
Trading days per year	$252
Expected volatility	14.56%
Exercise price	$11.50
Stock Price	$9.74
Probability of transaction	78.7%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes:

Convertible
Promissory
Note
Fair value as of January 1, 2021	$—
Proceeds received through Convertible Promissory Note	610,000
Change in valuation inputs or other assumptions	(134,738)
Fair value as of September 30, 2021	$475,262

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2021 for the convertible promissory notes.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2021

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2021 were organizational activities and those necessary to prepare for our Initial Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our initial Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after our initial public offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2021, we had net income of approximately $5 million, which consists of operating costs of approximately $0.34 million, offset by approximately $5.2 million derived from changes in fair value of warrant liabilities, $0.14 million derived from the change in fair value of the convertible note, and interest earned on marketable securities held in Trust Account approximately $6 thousand.

For the nine months ended September 30, 2021, we had net income of approximately $5.2 million, which consists of operating costs of approximately $2.1 million, offset by approximately $7.2 million derived from changes in fair value of warrant liabilities, $0.13 million derived from the change in fair value of the convertible note and interest earned on marketable securities held in Trust Account approximately $15 thousand.

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

For the nine months ended September 30, 2021, net cash provided by operating activities was $2,199,266. Net income of $5,201,920 was affected by noncash items such as the change in fair value of the warrant liability of $7,181,466, change in fair value of convertible promissory notes of $134,738, interest earned on marketable securities held in trust account of $15,629 and transaction costs associated with the Initial Public Offering of $609,099. Changes in operating assets and liabilities used $678,452 of cash from operating activities.

At September 30, 2021, we had cash held in the Trust Account of $230,015,629. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2021, we had cash of $69,053 held outside of the Trust Account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. We apply the two-class method in calculating income (loss) per common share, evenly allocating the net income (loss) to each class of stock. The deemed dividend associated with the redeemable shares of Class A common stock is included in income (loss) per common share in the IPO quarter and year to date calculation in which the IPO occurred.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that as of September 30, 2021 our disclosure controls and procedures were not effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than as described herein. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of September 30, 2021, this had not been fully remediated.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to the other information contained herein and our other filings with the SEC, including our financial statements and related notes herein and our other filings with the SEC. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business, financial condition and operating results. Certain terms used and not defined have the meaning ascribed to them in our Annual Report on Form 10-K.

The risks include the following summary risk factors:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our Business Combination;
●	our expectations around the performance of a prospective target business or businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination;
●	our potential ability to obtain additional financing to complete our Business Combination;
●	our pool of prospective target businesses;
●	our ability to consummate Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

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

If we seek stockholder approval of our Business Combination and we do not conduct redemptions in connection with our Business Combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or any of their affiliates may purchase public shares or public Warrants or a combination thereof in privately negotiated transactions or in the open market either prior to or following the completion of our Business Combination, although they are under no obligation to do so. Please see “Item 1. Business—Permitted Purchases of Our Securities” of our Annual Report on Form 10-K for a description of how such persons will determine from which stockholders to seek to acquire shares or Warrants. Such a purchase may include a contractual acknowledgement that such public stockholder, although still the record holder of our public shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our Sponsor, directors, officers, advisors or any of their affiliates purchase public shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights or submitted a proxy to vote against our Business Combination, such selling public stockholders would be required to revoke their prior elections to redeem their shares and any proxy to vote against our Business Combination. The price per share paid in any such transaction may be different than the amount per share a public stockholder would receive if it elected to redeem its shares in connection with our Business Combination. The purpose of such purchases could be to vote such shares in favor of the Business Combination and thereby increase the likelihood of obtaining stockholder approval of our Business Combination or to satisfy a closing condition in an agreement with a target business that requires us to have a minimum net worth or a certain amount of cash at the closing of our Business Combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public Warrants could be to reduce the number of public Warrants outstanding or to vote such Warrants on any matters submitted to the Warrant holders for approval in connection with our Business Combination. Any such purchases of our securities may result in the completion of our Business Combination that may not otherwise have been possible. We would expect any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements. In addition, if such purchases are made, the public “float” of our Class A common stock and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

If a stockholder fails to receive notice of our offer to redeem our public shares in connection with our Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our Business Combination. Despite our compliance with these rules, if a stockholder fails to receive our tender offer or proxy materials, as applicable, such stockholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our Business Combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares, which will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. For example, we may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the date set forth in the tender offer documents mailed to such holders, or up to two business days prior to the scheduled vote on the proposal to approve the Business Combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically. In the event that a stockholder fails to comply with these or any other procedures, its shares may not be redeemed. See “Item 1. Business—Tendering Stock Certificates In Connection With a Tender Offer or Redemption Rights” of our Annual Report on Form 10-K for additional information.

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

Even though our goal is to combine with Group Nine Media concurrent with the completion of our Business Combination, we cannot provide any assurance that such a Business Combination with Group Nine Media will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof. In addition, we cannot provide any assurance that Group Nine Media will be available for such Business Combination due to a change of control, involvement in another transaction or a determination by the Group Nine Media board (or a committee thereof) it is not in their best interest to pursue a transaction with us.

Concurrently with our Business Combination, our goal is to combine with Group Nine Media. The resulting combined company would inherit our NASDAQ listing and its common stock and Warrants would be publicly traded. We currently anticipate that the combined company would be managed by our existing management team (who also serve as members of the senior management team of Group Nine Media). We have not entered into any letter of intent or definitive agreement with Group Nine Media, nor have we agreed to valuation or other key terms and conditions with respect to such a possible combination transaction. As a result, even though our goal is to combine with Group Nine Media concurrent with the completion of our Business Combination, we cannot provide any assurance that such a Business Combination with Group Nine Media will occur at all, or, if it does, we cannot provide any assurance as to the timing or terms thereof. We cannot provide any assurance that Group Nine Media will be available for such Business Combination due to a change of control, involvement in another transaction or a determination by the Group Nine Media board (or a committee thereof) it is not in their best interest to pursue a transaction with us.

We will not, however, complete Business Combination with only Group Nine Media. In addition, we will likely not consummate a Business Combination with Group Nine Media if the target business with respect to our Business Combination is not within the digital media and adjacent industries, including the social media, e-commerce, events and digital publishing and marketing sectors. If we pursue a Business Combination with Group Nine Media concurrent with our Business Combination, a committee of our disinterested directors will negotiate the terms and conditions of such Business Combination (including the valuation of Group Nine Media) on our behalf. Such committee of disinterested directors would also obtain an opinion from an independent investment banking firm which is a member of FINRA or another independent entity that commonly renders valuation opinions that the proposed Business Combination with Group Nine Media is fair to our Company and our stockholders from a financial point of view. Our public stockholders will have the same voting and redemption rights with respect to any Business Combination with Group Nine Media as are applicable to our Business Combination and described elsewhere in this quarterly report on from 10-Q and our other filings with the SEC. Additionally, if we combine with Group Nine Media concurrently with our Business Combination, our Sponsor intends to forfeit all the Founder Shares held by it in connection with the consummation of such business combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, and 20,000,000 shares of Class B common stock, and 1,000,000 shares of undesignated preferred stock. As of March 26, 2021, following completion of the Public Offering, there were 77,000,000 and 14,250,000 authorized but unissued shares of Class A and Class B common stock available, respectively, for issuance, which in the case of the Class A common stock, does not take into account shares reserved for issuance upon exercise of outstanding Warrants and shares issuable upon conversion of the shares of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares (a) on any Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a Business Combination beyond 24 months from the closing of our Public Offering or (y) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

●	may significantly dilute the equity interest of investors in our Public Offering, which dilution would increase if the anti-dilution provisions in the Founder Shares resulted in the issuance of shares of Class A common stock on a greater than one-to-one basis upon conversion of the Founder Shares;
●	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded our common stock;
●	could cause a change in control if a substantial number of common stock is issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;
●	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of us;
●	may adversely affect prevailing market prices for our Units, Class A common stock and/or Warrants; and
●	may not result in adjustment to the exercise price of our Warrants.

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

Concurrently with our Business Combination, our current goal is to combine with Group Nine Media. The resulting combined company will require the integration of two management teams and operations, a process that we expect to be complex and time-consuming. If we do not successfully integrate Group Nine Media’s management and operations with those of our Business Combination target, or if there is any significant delay in achieving this integration, we may not fully achieve the expected benefits of our Business Combination. As a result, our business could be materially adversely affected.

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

We may choose to incur substantial debt to complete our Business Combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the Trust Account. As such, no issuance of debt will affect the per share amount available for redemption from the Trust Account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after a Business Combination are insufficient to repay our debt obligations;
●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;
●	our immediate payment of all principal and accrued interest, if any, if the debt is payable on demand;
●	our inability to obtain necessary additional financing if the debt contains covenants restricting our ability to obtain such financing while the debt is outstanding;
●	our inability to pay dividends on our common stock;
●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

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

The net proceeds from our Public Offering and the sale of the Private Placement Warrants provides us with up to $230,000,000 that we may use to complete our Business Combination (which includes $8,050,000 of deferred underwriting commissions being held in the Trust Account). We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or
●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

Although we believe that the net proceeds of our Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. Many other special purpose acquisition companies have raised additional financing through the sale of shares to investors in private placements (“PIPE Financings”) being consummated concurrent with the consummation of such companies business combinations. In recent months, many special purpose acquisition companies have struggled to raise PIPE Financing on the terms and in the amounts desired. We cannot assure you that any additional financing, including any PIPE Financing, will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders or any of their respective affiliates, including Group Nine Media, is required to provide any financing to us in connection with or after our Business Combination. If we have not completed our Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless.

If the funds not being held in the Trust Account are insufficient to allow us to operate for at least the 24 months following the closing of our Public Offering, we may be unable to complete our Business Combination.

The funds available to us outside of the Trust Account may not be sufficient to allow us to operate for at least the 24 months following the closing of our Public Offering, assuming that our Business Combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Management’s plans to address this need for capital through our Public Offering and potential loans from certain of our affiliates are discussed in the section of our Annual Report on Form 10-K titled “Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations.” However, our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses. Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

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

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities;
●	each of which may make it difficult for us to complete our Business Combination.
●	In addition, we may have imposed upon us burdensome requirements, including:
●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and compliance with other rules and regulations that we are currently not subject to.

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

We may seek to complete a Business Combination with an operating company in any industry, sector or geography, but we are not, under our amended and restated certificate of incorporation, permitted to effectuate our Business Combination solely with another blank check company or similar company with nominal operations or with Group Nine Media alone. If our target business or businesses with respect to our Business Combination is not within the digital media and adjacent industries, we will likely not consummate a combination with Group Nine Media. See “Item 1. Business—Our Business Combination Process and Possible Combination with Group Nine Media Business” of our Annual Report on Form 10-K. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Business Combination could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.

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

If NASDAQ delists any of our securities from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;
●	reduced liquidity for our securities;
●	a determination that our Class A common stock is a “penny stock” which will require brokers trading in our Class A common stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
●	a limited amount of news and analyst coverage; and
●	a decreased ability to issue additional securities or obtain additional financing in the future.

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

We are not registering the issuance of shares of Class A common stock issuable upon exercise of the Warrants under the Securities Act or any state securities laws at this time. However, under the terms of the Warrant Agreement, we have agreed, as soon as practicable, but in no event later than 20 business days after the closing of our Business Combination, to use our commercially reasonable efforts to file, and within 60 business days following our Business Combination have declared effective, a registration statement under the Securities Act covering the issuance of such shares and maintain a current Annual Report on Form 10-K relating to the Class A common stock issuable upon exercise of the Warrants, until the redemption or expiration of the Warrants in accordance with the provisions of the Warrant Agreement. We cannot assure you that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or Annual Report on Form 10-K, the financial statements contained or incorporated by reference therein are not current, complete or correct or the SEC issues a stop order. If the issuance of the shares issuable upon exercise of the Warrants are not registered under the Securities Act, we will be required to permit holders to exercise their Warrants on a cashless basis, in which case, the number of shares of Class A common stock that you will receive upon cashless exercise will be based on a formula subject to a maximum amount of shares equal to 0.361 shares of Class A common stock per Warrant (subject to adjustment). However, no Warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their Warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder or an exemption from registration is available. Notwithstanding the above, if our Class A common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, we may, at our option, require holders of public Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event we so elect, we will not be required to file or maintain in effect a registration statement, but we will use our commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any Warrant, or issue securities or other compensation in exchange for the Warrants in the event that we are unable to register or qualify the shares underlying the Warrants under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the Warrants is not so registered or qualified or exempt from registration or qualification, the holder of such Warrant shall not be entitled to exercise such Warrant and such Warrant may have no value and may expire worthless. In such event, holders who acquired their Warrants as part of a purchase of Units will have paid the full Unit purchase price solely for the shares of Class A common stock included in the Units. There may be a circumstance where an exemption from registration exists for holders of our Private Placement Warrants to exercise their Warrants while a corresponding exemption does not exist for holders of the Warrants included as part of Units sold in our Public Offering. In such an instance, our Sponsor and its permitted transferees (which may include our directors and executive officers) would be able to exercise their Warrants and sell the common stock underlying their Warrants while holders of our public Warrants would not be able to exercise their Warrants and sell the underlying common stock. If and when the Warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying shares of Class A common stock for sale under all applicable state securities laws. As a result, we may redeem the Warrants as set forth above even if the holders are otherwise unable to exercise the Warrants.

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

Accordingly, our Initial Stockholders may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. If our Initial Stockholders purchase any additional shares of Class A common stock in the aftermarket or in privately negotiated transactions, this would increase their control. Our Sponsor has no current intention to purchase additional securities, other than as described in our Annual Report on Form 10-K. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A common stock. In addition, our Board, whose members were elected by our Sponsor, are divided into three classes, each of which will generally serve for three years with only one class of directors being elected in each year. We may not hold an annual meeting of stockholders to elect new directors prior to the completion of our Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual meeting, as a consequence of our “staggered” Board, only a minority of the Board will be considered for election and our Initial Stockholders, because of their ownership position, will control the outcome, as only holders of Class B common stock will have the right to vote on the election of directors and to remove directors prior to our Business Combination. Accordingly, our Initial Stockholders will continue to exert control at least until the completion of our Business Combination.

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

The Private Placement Warrants are identical to the Warrants sold as part of the Units in our Public Offering except that, so long as they are held by our Sponsor or its permitted transferees: (1) they are not be redeemable by us (except as described herein) (2) they (including the Class A common stock issuable upon exercise of these Warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our Sponsor until 30 days after the completion of our Business Combination; (3) they may be exercised by the holders on a cashless basis; and (4) they (including the shares of common stock issuable upon exercise of these Warrants) are entitled to registration rights. The Private Placement Warrants will not vote on any amendments to the Warrant Agreement discussed elsewhere herein or in our Annual Report on Form 10-K.

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

Group Nine Media’s financial position could be negatively impacted due to a variety of factors, including a reduction in spending by current and prospective advertisers and higher operating expenses. To the extent Group Nine Media’s financial position is less stable, it may have difficulty retaining certain key professionals, which could negatively impact Group Nine Media’s ability to help us source and consummate our Business Combination.

We may engage in a Business Combination with one or more target businesses that may be affiliated with Group Nine Media, our Sponsor, officers or directors which may raise potential conflicts of interest.

In light of the involvement of our Sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our Sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities, including, without limitation, those described in “Item 10. Directors, Executive Officers and Corporate Governance” of our Annual Report on Form 10-K. Such entities may compete with us for business opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a Business Combination and such transaction was approved by a majority of our independent and disinterested directors.

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

Despite our agreement to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions, regarding the fairness to our Company from a financial point of view of a Business Combination with one or more domestic or international businesses affiliated with our Sponsor, officers or directors, potential conflicts of interest still may exist and, as a result, the terms of the Business Combination may not be as advantageous to our Company and our public stockholders as they would be absent any conflicts of interest. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” of our Annual Report on Form 10-K.

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

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate. Additionally, if Group Nine Media were to pursue another combination transaction in lieu of combining with us, it could divert the attention and energies of our senior management and affect our ability to complete a Business Combination.

Our operations are dependent upon a relatively small group of individuals and in particular our senior management. We believe that our success depends on the continued service of our directors and officers, at least until we have completed our Business Combination. In addition, our directors and officers are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential Business Combinations and monitoring the related due diligence. Moreover, certain of our directors and officers have time and attention requirements in relation to their other obligations. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us. Additionally, if Group Nine Media were to pursue another combination transaction in lieu of combining with us, it could affect our ability to complete a Business Combination, as we have overlapping management with Group Nine Media and a Group Nine Media transaction could divert the attention and energies of our senior management. For more information, see the section entitled “Item 10. Directors, Executive Officers and Corporate Governance—Conflicts of Interest” of our Annual Report on Form 10-K.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our Business Combination.

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our Business Combination. All of our officers also currently serve as members of the senior management team of Group Nine Media and, as a result, devote a substantial amount of time to Group Nine Media’s business. Additionally, if Group Nine Media were to pursue another combination transaction in lieu of combining with us, it could affect our ability to complete a Business Combination, as we have overlapping management with Group Nine Media and a Group Nine Media transaction could divert the attention and energies of our senior management. See “Item 1A. Risk Factors—We are dependent upon our directors and officers and their departure could adversely affect our ability to operate. Additionally, if Group Nine Media were to pursue another combination transaction in lieu of combining with us, it could divert the attention and energies of our senior management and affect our ability to complete a Business Combination” herein and  “Item 1. Business—Our Business Combination Process and Possible Combination with Group Nine Media Business” of our Annual Report on Form 10-K for additional information with respect to Group Nine Media. In addition, our officers are not required to contribute any specific number of hours per week to our affairs. Our directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

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

For a complete discussion of our officers’ and directors’ current business affiliations and the potential conflicts of interest that you should be aware of, please see “Item 10. Directors, Executive Officers and Corporate Governance,” “Item 10. Directors, Executive Officers and Corporate Governance —Conflicts of Interest” and “Item 13. Certain Relationships and Related Party Transactions” of our Annual Report on Form 10-K.

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters are entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of this prospectus, unless such payment would not be deemed underwriters’ compensation in connection with the initial public offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Risks Related to The Company after a Business Combination

If we combine with Group Nine Media concurrent with our Business Combination, we will become subject to risks affecting Group Nine Media’s business.

Although our current goal is to combine with Group Nine Media concurrent with the closing of our Business Combination, we cannot provide any assurance that we will combine with Group Nine Media. If we successfully complete a Business Combination with Group Nine Media, we will become subject to risks affecting Group Nine Media’s business, including, without limitation, the following:

●	acquisitions by and investments in Group Nine Media have historically played a significant role in its growth;
●	Group Nine Media has made and expects to continue to make acquisitions that could disrupt its operations and such acquisitions may have an adverse effect on its operating results;
●	the majority of Group Nine Media’s revenue within the digital media and adjacent industries is derived from short-term advertising arrangements and a reduction in spending by or loss of current or potential advertisers would cause its revenue and operating results to decline;
●	if Group Nine Media is unable to develop, commission or acquire compelling content in its digital media business at acceptable prices, Group Nine Media’s expenses may increase, the number of visitors to its online properties may not grow as anticipated, or may decline, and/or visitors’ level of engagement with its websites may decline, any of which could harm Group Nine Media’s operating results;
●	users are increasingly using mobile devices to access Group Nine Media’s content within its digital media and adjacent businesses and if Group Nine Media is unsuccessful in attracting new users to its mobile offerings, and expanding the capabilities of its content and other offerings with respect to its mobile platforms, Group Nine Media’s revenues could decline;

●	a system failure, security breach or other technological risk could delay or interrupt service to Group Nine Media’s customers, harm its reputation or subject Group Nine Media to significant liability;
●	in Group Nine Media’s digital media and adjacent business, if Group Nine Media is unable to prove that its advertising and sponsorship solutions provide an attractive return on investment for its customers, Group Nine Media’s financial results could be harmed;
●	political instability and volatility in the economy may adversely affect segments of Group Nine Media’s customers, which may result in decreased usage and advertising levels and, in turn, could lead to a decrease in Group Nine Media’s revenues or rate of revenue growth;
●	Group Nine Media’s growth will depend on its ability to develop, strengthen, and protect its brands, and these efforts may be costly and have varying degrees of success;
●	the markets in which Group Nine Media operates are highly competitive and Group Nine Media’s competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies. Also, Group Nine Media faces significant competition for users, advertisers, publishers, developers and distributors;
●	as a creator and a distributor of content over the internet, Group Nine Media faces potential liability for legal claims based on the nature and content of the materials that it creates or distributes;
●	Group Nine Media may be engaged in legal proceedings that could cause it to incur unforeseen expenses and could divert significant operational resources and Group Nine Media’s management’s time and attention;
●	inadequate IP protections could prevent Group Nine Media from defending its proprietary technology and intellectual property;
●	Group Nine Media may be found to have infringed on the IP rights of others, which could expose Group Nine Media to substantial losses or restrict its operations;
●	Group Nine Media’s success depends on its retention of executive officers, senior management and its ability to hire and retain key personnel;
●	Group Nine Media is exposed to risk if it cannot maintain or adhere to its internal controls and procedures;
●	changes in tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact Group Nine Media’s financial results;
●	Group Nine Media’s level of indebtedness could adversely affect its financial flexibility and its competitive position;
●	to service Group Nine Media’s debt and fund its other capital requirements, Group Nine Media will require a significant amount of cash, and its ability to generate cash will depend on many factors beyond its control;
●	Group Nine Media’s services may become subject to burdensome regulation, which could increase its costs or restrict its service offerings;
●	Group Nine Media is subject to a variety of new and existing laws and regulations which could subject it to claims, judgments, monetary liabilities and other remedies, and to limitations on its business practices;
●	if Group Nine Media is unable to continue to attract visitors to its websites from search engines, then consumer traffic to its websites could decrease, which could negatively impact the sales of its products and services, its advertising revenue and the number of purchases generated for its retailers through its digital media and marketplace;
●	government and private actions or self-regulatory developments regarding internet privacy matters could adversely affect Group Nine Media’s ability to conduct its business;
●	Group Nine Media operates across many different markets both domestically and internationally which may subject it to cybersecurity, privacy, data security and data protection laws with uncertain interpretations, as well as impose conflicting obligations on Group Nine Media;
●	Group Nine Media faces potential liability related to the privacy and security of information it collects from, or on behalf of, its consumers and customers;
●	Group Nine Media’s business could suffer if providers of broadband internet access services block, impair or degrade its services;
●	new technologies have been developed that are able to block certain of Group Nine Media’s advertisements or impair its ability to serve interest-based advertising which could harm its operating results;
●	if Group Nine Media or its third-party service providers fail to prevent click fraud or choose to manage traffic quality in a way that advertisers find unsatisfactory, Group Nine Media’s profitability may decline;
●	the industries in which Group Nine Media operates are undergoing rapid technological changes and it may not be able to keep up;
●	Group Nine Media materially relies on platforms, including Facebook, YouTube/Google, SnapChat, Twitter, etc. for both revenue and traffic and it cannot predict how those relationships may evolve in the future;

●	Group Nine Media competes in the broader ad market against companies who largely dominate the market and who are also its partners;
●	Group Nine Media has non-U.S. operations and is subject to risks and regulations in those markets in addition to the U.S. risk and regulations; and
●	Group Nine Media has not been profitable since its inception three years ago and there is no guarantee it will be profitable in the future.

The information included in this Annual Report on Form 10-K with respect to Group Nine Media is very limited and is subject to change and, accordingly, your evaluation of Group Nine Media and ability make an investment decision may be limited.

Although we can provide no assurances, our current goal is to combine with Group Nine Media concurrent with the closing of our Business Combination. The information with respect to Group Nine Media included herein and in our Annual Report on Form 10-K is very limited and subject to change and does not include all of the disclosures that would be required if Group Nine Media were pursuing an Public Offering of its common stock or in a proxy statement relating to a potential merger with Group Nine Media. If, as part of our Business Combination, we pursue a combination with Group Nine Media, the proxy statement relating to our Business Combination and proposed merger with Group Nine Media will include all required and SEC-compliant disclosures with respect to Group Nine Media. As a result, investors should not place undue reliance on the Group Nine Media disclosures included herein and refer instead to the proxy statement we subsequently file in connection with our Business Combination, assuming, as is currently planned, that we decide to pursue a combination with Group Nine Media in connection with our Business Combination.

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

If our management team pursues a company with operations or opportunities outside of the United States for our Business Combination, we would be subject to risks associated with cross-border Business Combinations, including in connection with investigating, agreeing to and completing our Business Combination, conducting due diligence in a foreign market, having such transaction approved by any local governments, regulators or agencies and changes in the purchase price based on fluctuations in foreign exchange rates. If we effect our Business Combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations and complying with commercial and legal requirements of overseas markets;
●	rules and regulations regarding currency redemption;
●	complex corporate withholding taxes on individuals;
●	laws governing the manner in which future Business Combinations may be effected;
●	tariffs and trade barriers;
●	regulations related to customs and import/export matters;
●	longer payment cycles;
●	changes in local regulations as part of a response to the COVID-19 coronavirus outbreak;
●	tax consequences, such as tax law changes, including termination or reduction of tax and other incentives that the applicable government provides to domestic companies, and variations in tax laws as compared to the United States;
●	currency fluctuations and exchange controls;
●	rates of inflation;
●	challenges in collecting accounts receivable;
●	cultural and language differences;
●	employment regulations;
●	crime, strikes, riots, civil disturbances, terrorist attacks, natural disasters and wars;
●	deterioration of political relations with the United States;
●	obligatory military service by personnel; and
●	government appropriation of assets.

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

As a result, included on our balance sheet as of September 30, 2021 contained elsewhere in this Quarterly Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting as of September 30, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On November 9, 2020, our Sponsor purchased 7,187,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On November 19, 2020, we effectuated a 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. Subsequently, our Sponsor transferred an aggregate of 125,000 Founder Shares to our independent directors and consultants.

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

As of September 30, 2021, $230,015,629 was held in the Trust Account, and we had approximately $69,053 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GROUP NINE ACQUISITION CORP.

Date: November 12, 2021	By:	/s/ Ben Lerer
	Name:	Ben Lerer
	Title:	Chief Executive Officer
(Principal Executive Officer)