Form 10-K
period 2021-12-31
Group Nine Acquisition Corp.
filed 2022-03-31
CIK 1832250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

December 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-39905

GROUP NINE ACQUISITION CORP.
(Exact name of registrant as specified in its Charter)

Delaware	85-3841363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

568 Broadway, Floor 10, New York, New York	10012
(Address of principal executive offices)	(Zip Code)

Title of each class	Trading Symbols	Name of each exchange on which registered
Units, each consisting of one share of Class A common stock and one-third of one redeemable warrant	GNACU	Nasdaq Capital Market
Class A common stock, par value $0.0001 per share	GNAC	Nasdaq Capital Market
Warrants, each whole warrant exercisable for one share of Class A common stock at an exercise price of $11.50	GNACW	Nasdaq Capital Market

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, closing price of the registrant’s Class A common stock was $9.78. The aggregate market value of the units outstanding, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing price for the units on June 30, 2021, as reported on the NASDAQ was $224,940,000.

As of March 30, 2022, there were 23,000,000 shares of the Company’s Class A common stock, par value $0.0001 per share, and 5,750,000 shares of the Company’s Class B common stock, par value $0.0001 per share, issued and outstanding.

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

PART I.

Item 1.Business

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

On November 9, 2020, our Sponsor purchased an aggregate of 7,187,500 shares (the “Founder Shares”) of our Class B common stock, par value $0.0001 per share (the “Class B common stock”), for an aggregate purchase price of $25,000 or approximately $0.003 per share. On November 19, 2020, we effectuated a 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. Our Sponsor transferred an aggregate of 100,000 of its Founder Shares to the Company’s independent directors and 25,000 Founder Shares to an independent consultant (together with our Sponsor, the “Initial Stockholders”).

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

On March 8, 2021, we announced that the holders of our Units may elect to separately trade the Class A common stock and Warrants included in the Units on the Nasdaq Capital Market LLC (“NASDAQ”) under the symbols “GNAC” and “GNACW,” respectively. Those Units not separated will continue to trade on the NASDAQ under the symbol “GNACU.”

We may pursue a target business in any stage of its corporate evolution or in any industry, sector or geographic region. In addition to capitalizing on the ability of our management team to identify, acquire and operate a target business in the digital media and/or adjacent industries, we also have the ability to source a target business from various third parties who bring us opportunities, in which case we may pursue a transaction outside of the digital media space. While we still may pursue a business combination in the digital media space, as a result of the transactions described below, it may be more likely that we may seek a business combination in an alternative industry if we deem it is in our shareholders’ best interest to pursue a transaction outside of the digital media space.

Recent Developments

On December 13, 2021, Group Nine Media, Inc. (“Group Nine Media”), the sole member of our Sponsor, entered into an Agreement and Plan of Merger by and between Vox Media Holdings, Inc. (“Vox Media”), Voyager Merger Sub, Inc., a subsidiary of Vox Media (“Merger Sub”), and Group Nine Media (the “Merger Agreement”). Pursuant to the Merger Agreement, Group Nine Media merged with the Merger Sub and became a wholly owned subsidiary of Vox Media (the “Merger”). The transaction closed on February 22, 2022.

As a result of the acquisition, Vox Media wholly owns our Sponsor. Our Sponsor holds 5,625,000 shares of our Class B common stock, which represents approximately 20% of our issued and outstanding shares of common stock, and as such Vox Media is able to unilaterally control the election of our board of directors (“Board”) and, ultimately, the direction of the Company until our initial business combination, if any. See “Item 1A. Risk Factors—Group Nine Media, which owns 100% of our Sponsor, has been acquired by Vox Media resulting in our Sponsor being wholly-owned by Vox Media. This change of ownership has significant implications on our business strategy, management, ability to complete a business combination and nature of such business combination” and other risk factors described below.

Our Management Team

Our management team consists of seasoned industry executives, with proven track records of:

●	operating fast growing technology businesses across digital media and adjacent industries;
●	developing scaled digital media brands;
●	growing prominent companies, both organically and through acquisitions;
●	building portfolio infrastructure;

●	monetizing brands through diversified channels;
●	evaluating key trends and building innovative multi-brand digital content platforms;
●	building cohesive and productive management teams;
●	functioning in an advisory capacity and providing governance to operational leadership teams;
●	sourcing, structuring, financing, acquiring and selling businesses; and
●	fostering relationships with sellers, investors and target management teams.

Our Chairman and Chief Executive Officer, Ben Lerer, currently serves as Director of Vox Media. Mr. Lerer was Chief Executive Officer of Group Nine Media, parent to digital publishers NowThis, The Dodo, Thrillist, Seeker, and POPSUGAR, until February 2022 when the company was acquired by Vox Media. Previously, Mr. Lerer was CEO and founder of Thrillist. Mr. Lerer served on the board of Casper Sleep (NYSE: CSPR) from July 2014 until its merger in January 2022.

Our President and Director, Brian Sugar, joined Group Nine Media with the acquisition of POPSUGAR, which he co-founded with his wife, Lisa Sugar, in 2006. Mr. Sugar had served as Chief Executive Officer of POPSUGAR since its inception. In Mr. Sugar’s 13 years leading POPSUGAR, the company acquired nine businesses in digital content and e-commerce.

Our Chief Financial Officer and Secretary, Sean Macnew, currently serves as Chief Financial Officer of Vox Media and previously served as Chief Financial Officer of Group Nine Media. Mr. Macnew has over 25 years of finance, corporate development, and general management experience. Mr. Macnew joined Group Nine Media with its acquisition of POPSUGAR, where he held the positions of Chief Financial Officer and Chief Operating Officer.

Our management grew Group Nine Media’s audience reach to 44% of the U.S. population monthly, with nearly 7 billion views of Group Nine Media’s videos monthly, across a diverse content portfolio consisting of Thrillist, POPSUGAR, The Dodo, NowThis, and Seeker. Mr. Lerer and Mr. Sugar also have extensive experience identifying, investing in, and partnering with private companies. Mr. Lerer is a Managing Partner at prominent early-stage venture capital fund Lerer Hippeau, which he co-founded in 2010. Mr. Sugar is a Managing Partner at early-stage venture capital firm Sugar Capital, which he founded in 2020 to invest in brands and technology that will power the future of e-commerce. Mr. Sugar is also an early investor in Afterpay, Everlane, Fast, Optimizely, and Roadster, among other companies.

Acquisition Strategy

If we pursue a transaction in the digital media space, our goal is to create a scalable digital media platform with the infrastructure to continuously support and grow bolt-on and tuck-in acquisitions for financial return. We would create this platform through the consummation of our Business Combination, targeting businesses with meaningful financial scale and immediately identifiable cost synergies. We would then intend to further enhance stockholder value by identifying and completing additional acquisitions, implementing operational improvements, and expanding the targets’ product offerings and geographic footprints.

We believe many businesses in the digital media, social media, e-commerce, and events sectors could benefit from access to the public markets, but have thus far been unable to access these markets due to a number of factors, including standalone lack of scale and perceived digital media market volatility. If we pursue a transaction in the digital media space, we would expect to utilize our management team’s experience in operating and leading successful digital media and e-commerce companies and significant relationships in these sectors to achieve our objective. In our selection process would leverage our management team’s deep and trusted contacts in the digital media and adjacent sectors globally, which we believe would provide us with access to attractive business combination opportunities in these sectors.

As one of the earliest formed digital media-focused special purpose acquisition companies (each, a “SPAC”), we believe that we are in a unique position to capitalize on the expected industry consolidation. Our management team has developed a proven roll up thesis through their professional tenure and successful track record of integrating and growing acquired brands and realizing synergies with the Group Nine Media digital platform. In a sector that we believe has value opportunities, one with many sub-scale players looking for larger platforms to join, we believe we could build a diverse digital media platform through which to serve as an appealing home for premium brands and intellectual property (“IP”) under a centralized management team if we pursue a transaction in the digital media space. We believe this centralization would allow for the sharing of best practices across brands, while we believe the asset portfolio diversification would provide each individual brand the freedom to operate and grow their categories of expertise. Furthermore, we would expect that the implementation of our roll up strategy would provide considerable upside potential through increased advertising revenue from combined go-to market strategies, centralized capabilities for revenue diversification, financial security through additional scale, as well as cost savings from centralized go-to-market and back-office functions.

We also have the flexibility to pursue a transaction in other industries if our board deems it in the best interest of shareholders. We may engage third parties to help us with the search and evaluation of targets in such industries.

Acquisition Criteria

We intend to identify companies that have compelling growth potential and a combination of the characteristics listed below. We will use these guidelines to evaluate acquisition opportunities, but we may decide to enter into our Business Combination with a target business that does not meet these criteria.

●	We intend to prioritize businesses that exhibit attractive financial metrics, including demonstrated revenue scale and growth and a clear path to profitability.
●	We intend to focus on businesses that have significant embedded or underexploited expansion opportunities, have been underinvested in by current owners, or where additional acquisitions could unlock significant potential synergies.
●	We intend to focus on businesses that have identifiable and implementable opportunities for value creation through acquisitions, capital investment in organic growth strategies, or generation of greater operating efficiencies.
●	We intend to focus on businesses that can benefit from a public listing and access to the public capital markets and will be able to effectively utilize the broader access to capital and the public profile that are associated with being a publicly traded company.

Additionally, if we pursue a target business in the digital media space, we would also use the below guidelines to evaluate acquisition opportunities.

●	Businesses that operate category-leading digital media and adjacent sector brands, where we can leverage our management team’s experience as acquirers, operators, and investors and extensive network of industry leaders.
●	Businesses that own established, trusted, multi-platform IP and have proven success in monetizing IP across multiple channels, including but not limited to linear programming, product licensing, affiliate, and events.
●	Businesses with which we would have the ability to efficiently unlock revenue synergies, synergies of scale, and/or operational synergies.

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

Our Business Combination Process

In evaluating a prospective target business for our Business Combination, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management, document reviews, as well as a review of financial, operational, legal and other information that will be made available to us. We will also utilize our operational and capital planning experience and may engage third party advisors to assist the board and management in identifying and evaluating a transaction outside of the digital media space.

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

We anticipate structuring our Business Combination so that the post-transaction company in which our public stockholders own or acquire shares will own or acquire 100% of the outstanding equity interests or assets of the target business or businesses. We may, however, structure our Business Combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business or businesses in order to meet certain objectives of the target management team or stockholders or for other reasons, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target business sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our stockholders prior to our Business Combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target business and us in the Business Combination. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target or issue a substantial number of new shares to third-parties in connection with financing our Business Combination. In such cases, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to our Business Combination could own less than a majority of our outstanding shares subsequent to our Business Combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired by us is what will be taken into account for purposes of the 80% of net assets test. If our Business Combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses and we will treat the target businesses together as the Business Combination for purposes of a tender offer or for seeking stockholder approval, as applicable. Subject to the foregoing, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our Business Combination with another blank check company or a similar company with nominal operations.

In connection with our Public Offering, we filed a Registration Statement on Form 8-A with the U.S. Securities and Exchange Commission (“SEC”) to voluntarily register our securities under Section 12 of the Securities Exchange Act of 1934, as amended, or the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our Business Combination.

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

Our executive offices are located at 568 Broadway, Floor 10, New York, NY 10012. Our website address is www.gnacinc.com.

Financial Position

With funds available for a business combination from our Public Offering and the sale of the Private Placement Warrants initially in the amount of $230,021,427 assuming no redemptions and after payment of approximately $8,050,000 of deferred underwriting commissions, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our Business Combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

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

As of December 31, 2021, we had not selected any business combination target.

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

Lack of Business Diversification

For an indefinite period of time after the completion of our Business Combination, the prospects for our success may depend entirely on the future performance of a single business.

Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our Business Combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our Business Combination; and
●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

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

Type of Transaction	Whether Stockholder Approval is Required
Purchase of assets	No
Purchase of stock of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under NASDAQ’s listing rules, stockholder approval would be required for our Business Combination if, for example:

●	we issue shares of common stock that will be equal to or in excess of 20% of the number of shares of Class A common stock then outstanding (other than in a public offering);
●	any of our directors, officers or substantial stockholders (as defined by NASDAQ listing rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of common stock could result in an increase in outstanding shares of common stock or voting power of 5% or more; or
●	the issuance or potential issuance of common stock will result in our undergoing a change of control.

The decision as to whether we will seek stockholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on business and other reasons, which include a variety of factors, including, but not limited to:

●	the timing of the transaction, including in the event we determine stockholder approval would require additional time and there is either not enough time to seek stockholder approval or doing so would place the company at a disadvantage in the transaction or result in other additional burdens on the company;
●	the expected cost of holding a stockholder vote;
●	the risk that the stockholders would fail to approve the proposed business combination;
●	other time and budget constraints of the company; and

●	additional legal complexities of a proposed business combination that would be time-consuming and burdensome to present to stockholders.

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

Redemption Rights For Public Stockholders Upon Completion of a Business Combination

We will provide our public stockholders with the opportunity to redeem all or a portion of their shares of Class A common stock upon the completion of our Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account as of two business days prior to the consummation of the Business Combination, including interest earned on the funds held in the Trust Account (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. At completion of the business combination, we will be required to purchase any public shares properly delivered for redemption and not withdrawn. The amount in the Trust Account was initially $10.00 per public share. The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our Business Combination.

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

If a stockholder vote is not required and we do not decide to hold a stockholder vote for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and
●	file tender offer documents with the SEC prior to completing our Business Combination which contain substantially the same financial and other information about the Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

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

If, however, stockholder approval of the transaction is required by applicable law or stock exchange rules, or we decide to obtain stockholder approval for business or other reasons, we will, pursuant to our amended and restated certificate of incorporation:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules; and
●	file proxy materials with the SEC.

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

If our initial proposed business combination is not completed, we may continue to try to complete a business combination until 24 months from the closing of our Public Offering or during any extended time that we have to consummate a business combination beyond 24 months as a result of a stockholder vote to amend our amended and restated certificate of incorporation (“Extension Period”).

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

If we were to expend all of the net proceeds of our Public Offering and the sale of the Private Placement Warrants, other than the proceeds deposited in the Trust Account, and without taking into account interest, if any, earned on the Trust Account and any tax payments or expenses for the dissolution of the trust, the per share redemption amount received by stockholders upon our dissolution would be $10.00. The proceeds deposited in the Trust Account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. We cannot assure you that the actual per share redemption amount received by stockholders will not be substantially less than $10.00. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described above. Under Section 281(b) of the DGCL, our plan of dissolution must provide for all claims against us to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

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

In the event that the proceeds in the Trust Account are reduced below: (1) $10.00 per public share; or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account, due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay our taxes, and our Sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our disinterested directors would determine whether to take legal action against our Sponsor to enforce its indemnification obligations. While we currently expect that our disinterested directors would take legal action on our behalf against our Sponsor to enforce its indemnification obligations to us, it is possible that our disinterested directors in exercising their business judgment and subject to their fiduciary duties may choose not to do so in certain instances. For example, the cost of such legal action may be deemed by the disinterested directors to be too high relative to the amount recoverable or the disinterested directors may determine that a favorable outcome is not likely. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per share redemption price will not be substantially less than $10.00 per share. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors described above.

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

Amended and Restated Certificate of Incorporation

Our amended and restated certificate of incorporation contains certain requirements and restrictions relating to our Public Offering which apply to us until the consummation of our Business Combination. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to stockholders’ rights or pre-business combination activity, we will provide public stockholders with the opportunity to redeem their public shares in connection with any such vote. Specifically, our amended and restated certificate of incorporation provides, among other things, that:

●	prior to the consummation of our Business Combination, we shall either: (1) seek stockholder approval of our Business Combination at a meeting called for such purpose at which stockholders may seek to redeem their shares, without voting, and, if they do vote, independent of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable); or (2) provide our public stockholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a stockholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable), in each case subject to the limitations described herein;
●	we will consummate our Business Combination only if we have net tangible assets of at least $5,000,001 upon consummation of our Business Combination and after payment of the deferred underwriting commission, and, solely if we seek stockholder approval, a majority of the outstanding shares of common stock voted are voted in favor of the business combination at a duly held stockholders meeting;
●	if our Business Combination is not consummated within 24 months from the closing of our Public Offering, then our existence will terminate and we will distribute all amounts in the Trust Account; and
●	prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares (a) on any Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a business combination beyond 24 months from the closing of our Public Offering or (y) amend the foregoing provisions.

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

Competition

In identifying, evaluating and selecting a target business for our Business Combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic acquisitions, as well as affiliates of Vox Media. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for our Business Combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating Business Combination.

Conflicts of Interest

Certain of our directors and officers and affiliates of our Sponsor have duties to various entities, including to Vox Media. These entities may compete with us for acquisition opportunities in the same industries and sectors as we may target for our Business Combination. If these entities decide to pursue any such opportunity, we may be precluded from procuring such opportunities.

In addition, investment ideas generated within our Sponsor and other persons who may make decisions for the company, may be suitable for both us and for current or future entities managed by our directors, officers or affiliates of our Sponsor and may be directed to such entity rather than to us. As directors or employees of Vox Media or its affiliates, certain members of the management team are and in the future will be involved in the formation of and offerings by these companies as well as the identification, acquisition and management of investments by such companies. The letter agreements entered into with our officers will not restrict them from undertaking any such activities. Our CEO and Chairman Ben Lerer is also a Managing Partner at Lerer Hippeau Acquisition Corp., another blank check company. In addition, our Sponsor, officers and directors may in the future, participate in the formation of, become an officer or director of, invest in, or otherwise become associated with any other blank check company prior to completion of our Business Combination.

Our key personnel, some of whom are affiliated with Vox Media, may have a conflict of interest with respect to evaluating potential business combinations if Vox Media or its affiliates have direct or indirect exposure to the target of such potential business combination and may realize material economic benefits in connection with the corporation’s completion of a business combination with such target.

As a result, conflicts of interest may arise between our officers’ fiduciary and contractual obligations to these companies, including Vox Media and its affiliates, and our officers’ obligations to us. None of the members of our management team who are also employed by Vox Media, our Sponsor or its affiliates have any obligation to present us with any opportunity for a potential business combination of which they become aware. Our management team, in their capacities as directors, officers or employees of Vox Media, our Sponsor or their affiliates in their other endeavors, may choose to present potential business combinations to the related entities described above, current or future investment vehicles of our Sponsor or its affiliates, including other blank-check companies, or third parties, before they present such opportunities to us, subject to applicable fiduciary duties. See “Item 1A. Risk Factors—Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.”

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to one or more other entities, including Vox Media or its affiliates, pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Additionally, our CEO and Chairman Ben Lerer is also a Managing Partner at Lerer Hippeau Acquisition Corp., another blank check company. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such business combination opportunity to such entity, subject to his or her fiduciary duties to us under Delaware law. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination.

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

The risks include the following summary risk factors:

●	our ability to unilaterally control the election of our Board;
●	our resources, personnel, abilities, or knowledge to pursue our Business Combination;
●	our current management’s continued employment and the Sponsor’s and our current management’s desire to complete our Business Combination;
●	our ability to pursue our Business Combination in the digital media space or in other industries;
●	our ability to select an appropriate target business or businesses;
●	our ability to complete our Business Combination;
●	our expectations around the performance of a prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our Business Combination;
●	our potential ability to obtain additional financing to complete our Business Combination;
●	our pool of prospective target businesses;

●	our ability to consummate Business Combination due to the uncertainty resulting from the recent COVID-19 pandemic;
●	the ability of our officers and directors and their advisors to generate a number of potential investment opportunities;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the Trust Account or available to us from interest income on the Trust Account balance;
●	the Trust Account not being subject to claims of third parties; or
●	our financial performance.

Risks Related to Searching for and Consummating a Business Combination

Group Nine Media, which owns 100% of our Sponsor, has been acquired by Vox Media resulting in our Sponsor being wholly-owned by Vox Media. This change of ownership, as well as the acquisition of Group Nine Media, will have significant implications on our business strategy, management, ability to complete a business combination and nature of such business combination.

On February 22, 2022, Group Nine Media and Vox Media consummated the transactions contemplated by the Merger Agreement resulting in Group Nine Media becoming a wholly owned subsidiary of Vox Media. This transaction has significant implications with respect to us and our operations, including but not limited to:

●	the fact that Vox Media is able to unilaterally control the election of our Board and, ultimately, the direction of the Company until our initial business combination, if any;
●	Vox Media may not have the same interest in pursuing a business combination as Group Nine Media, or may lack the appropriate resources, personnel, abilities, or knowledge to do so;
●	certain members of our current management may not continue to be employed by Vox Media following the Merger, which may impact their desire to complete a business combination;
●	certain members of our current management may continue to be employed by Vox Media following the Merger, resulting in additional responsibilities with Vox Media that may detract from their responsibilities to the Company;

Each of these factors as well as other unknown risks may impact your investment in our securities.

While we previously had expressed an intention to merge with Group Nine Media, following the Merger, a business combination with Group Nine Media is no longer feasible.

In connection with our Public Offering, we expressed an intent to combine with Group Nine Media along with additional company or companies in the digital media space. Following the Merger, that is no longer feasible and no longer our intention to pursue a combination with Group Nine Media. While we still may pursue a business combination in the digital media space, the Merger has made it more likely that we may seek a business combination in an alternative industry if we deem it is in our shareholders’ best interest to pursue a transaction outside of the digital media space. Our management and Board may not have experience in these industries and we may rely on third party advisors to assist in the business combination. We also may deem it is in the best interest of stockholders not to pursue a business combination, in which case we would liquidate and return funds to our stockholders from the Trust Account.

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

A stockholder’s only opportunity to affect the investment decision regarding a potential Business Combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of such Business Combination.

Since our Board may complete a Business Combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the Business Combination. Accordingly, if we do not seek stockholder approval, a stockholder’s only opportunity to affect the investment decision regarding a potential Business Combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our Business Combination.

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

Our amended and restated certificate of incorporation provides that we must complete our Business Combination within 24 months from the closing of our Public Offering. We may not be able to find a suitable target business and complete our Business Combination within such time period or during any Extension Period. Our ability to complete our Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the outbreak of the COVID-19 continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Furthermore, we may be unable to complete a Business Combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, or if vendors and service providers are unavailable to negotiate and consummate a transaction in a timely manner. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. If we have not completed our Business Combination within such time period, we will: (1) cease all operations except for the purpose of winding up; (2) as promptly as reasonably possible but not more than 10 business days thereafter, redeem 100% of the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidating distributions, if any); and (3) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, dissolve and liquidate, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such case, our public stockholders may receive only $10.00 per share, or less than $10.00 per share, on the redemption of their shares, and our Warrants will expire worthless. See “Item 1A. Risk Factors— If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our Business Combination and could even result in our inability to find a target or to consummate a Business Combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into Business Combination, and there are still many SPACs preparing for an Public Offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate a Business Combination. In addition, because there are more SPACs seeking to enter into a Business Combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close Business Combinations or operate targets post-Business Combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate Business Combination, and may result in our inability to consummate a Business Combination on terms favorable to our investors altogether.

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

Unless we complete our Business Combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that is a member of FINRA or from an independent entity that commonly renders valuation opinions that the price we are paying is fair to our Company from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our Board, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our Business Combination.

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

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of Class A common stock, and 20,000,000 shares of Class B common stock, and 1,000,000 shares of undesignated preferred stock. As of March 26, 2021, following completion of the Public Offering, there were 77,000,000 and 14,250,000 authorized but unissued shares of Class A common stock and Class B common stock available, respectively, for issuance, which in the case of the Class A common stock, does not take into account shares reserved for issuance upon exercise of outstanding Warrants and shares issuable upon conversion of the shares of the Class B common stock. Shares of Class B common stock are automatically convertible into shares of our Class A common stock at the time of our Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein. We may issue a substantial number of additional shares of Class A common stock and may issue shares of preferred stock, in order to complete our Business Combination or under an employee incentive plan after completion of our Business Combination. We may also issue shares of Class A common stock upon conversion of the Class B common stock at a ratio greater than one-to-one at the time of our Business Combination as a result of the anti-dilution provisions described herein. However, our amended and restated certificate of incorporation provides, among other things, that prior to our Business Combination, we may not issue additional shares of capital stock that would entitle the holders thereof to (1) receive funds from the Trust Account or (2) vote as a class with our public shares (a) on any Business Combination or (b) to approve an amendment to our amended and restated certificate of incorporation to (x) extend the time we have to consummate a Business Combination beyond 24 months from the closing of our Public Offering or (y) amend the foregoing provisions. The issuance of additional shares of common or preferred stock:

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

The resulting combined company following our Business Combination will require the integration of two management teams and operations, a process that we expect to be complex and time-consuming. If we do not successfully integrate our management and operations with those of our Business Combination target, or if there is any significant delay in achieving this integration, we may not fully achieve the expected benefits of our Business Combination. As a result, our business could be materially adversely affected.

Since our Initial Stockholders will lose their entire investment in us if our Business Combination is not completed (other than with respect to public shares they may acquire after our Public Offering), a conflict of interest may arise in determining whether a particular Business Combination target is appropriate for our Business Combination.

Our Initial Stockholders hold in the aggregate 5,750,000 Founder Shares, representing 20.0% of the total outstanding shares. The Founder Shares will be worthless if we do not complete Business Combination. In addition, our Sponsor holds an aggregate of 2,840,000 Private Placement Warrants, that will also be worthless if we do not complete our Business Combination. Our Sponsor has also agreed to loan the Company an aggregate of up to $1,000,000 in Working Capital Loans, which may not be repaid if we do not complete a Business Combination. The Founder Shares are identical to the shares of Class A common stock except that: (1) the Founder Shares are subject to certain transfer restrictions, as described in more detail below; (2) our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to: (a) waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with the completion of our Business Combination; (b) waive their redemption rights with respect to any Founder Shares and any public shares held by them in connection with a stockholder vote to approve an amendment to our amended and restated certificate of incorporation (i) to modify the substance or timing of our obligation to allow redemption in connection with our Business Combination or to redeem 100% of our public shares if we have not consummated our Business Combination within 24 months from the closing of our Public Offering or (ii) with respect to any other provision relating to stockholders’ rights or pre-Business Combination activity; and (c) waive their rights to liquidating distributions from the Trust Account with respect to any Founder Shares they hold if we fail to complete our Business Combination within 24 months from the closing of our Public Offering or during any Extension Period (although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our Business Combination within the prescribed time frame); (3) the Founder Shares are automatically convertible into shares of our Class A common stock at the time of our Business Combination on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described in more detail below; (4) the Founder Shares are entitled to registration rights; and (5) only holders of the Founder Shares will have the right to vote on the election of directors and to remove directors prior to our Business Combination. The personal and financial interests of our Sponsor, officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing a Business Combination and influencing the operation of the business following the Business Combination. This risk may become more acute as the deadline for the completion of our Business Combination nears.

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

The net proceeds from our Public Offering and the sale of the Private Placement Warrants provides us with up to $230,000,000 that we may use to complete our Business Combination (which includes approximately $8,050,000 of deferred underwriting commissions being held in the Trust Account). We may effectuate our Business Combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our Business Combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our Business Combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

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

A provision of our warrant agreement (“Warrant Agreement”) may make it more difficult for us to consummate Business Combination.

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

Although we believe that the net proceeds of our Public Offering and the sale of the Private Placement Warrants will be sufficient to allow us to complete our Business Combination, because we have not yet selected any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our Public Offering and the sale of the Private Placement Warrants prove to be insufficient, either because of the size of our Business Combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from stockholders who elect redemption in connection with our Business Combination or the terms of negotiated transactions to purchase shares in connection with our Business Combination, we may be required to seek additional financing or to abandon the proposed Business Combination. Many other SPACs have raised additional financing through the sale of shares to investors in private placements (“PIPE Financings”) being consummated concurrent with the consummation of such companies business combinations. In recent months, many SPACs have struggled to raise PIPE Financing on the terms and in the amounts desired. We cannot assure you that any additional financing, including any PIPE Financing, will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our Business Combination, we would be compelled to either restructure the transaction or abandon that particular Business Combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our Business Combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders or any of their respective affiliates is required to provide any financing to us in connection with or after our Business Combination. If we have not completed our Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account, and our Warrants will expire worthless.

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

We believe that the funds currently available to us outside of the Trust Account are sufficient to allow us to operate for at least the 24 months following the closing of our Public Offering; however, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we have not completed our Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

Of the net proceeds of our Public Offering and the sale of the Private Placement Warrants, only $69,053 is available to us outside the Trust Account to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to loan funds to us in such circumstances. Any such loans may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. If we have not completed our Business Combination within the required time period because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. In such case, our public stockholders may receive only $10.00 per share, or less in certain circumstances, and our Warrants will expire worthless. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein. Such amounts will be paid from funds released to us upon completion of our Business Combination, or if due prior to the completion of the Business Combination, we expect to pay such amounts with a loan from our Sponsor. Although our Sponsor currently has expressed the intention to loan funds to us in such circumstance, our Sponsor has no obligation to do so. The terms of any such loan have not been determined and no written agreement exists with respect to such loan. Any such loan may be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our Business Combination. However, we have not independently verified whether our Sponsor has sufficient funds to satisfy its indemnification obligations. Given that our Sponsor’s only assets are securities of our Company, our Sponsor may not be able to satisfy those indemnification obligations. We have not asked our Sponsor to reserve for such obligations.

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

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there will be numerous target businesses we could potentially acquire with the net proceeds of our Public Offering and the sale of the Private Placement Warrants, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, in the event we seek stockholder approval of our Business Combination and we are obligated to pay cash for shares of our Class A common stock, it will potentially reduce the resources available to us for our Business Combination. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a Business Combination. If we have not completed our Business Combination within the required time period, our public stockholders may receive only approximately $10.00 per share, or less in certain circumstances, on the liquidation of our Trust Account and our Warrants will expire worthless. See “Item 1A. Risk Factors—If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share” and other risk factors herein.

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

We may seek to complete a Business Combination with an operating company in any industry, sector or geography, but we are not, under our amended and restated certificate of incorporation, permitted to effectuate our Business Combination solely with another blank check company or similar company with nominal operations. Because we have not yet selected any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our Units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any stockholders or Warrant holders who choose to remain a stockholder or Warrant holder following our Business Combination could suffer a reduction in the value of their securities. Such stockholders or Warrant holders are unlikely to have a remedy for such reduction in value.

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

Pursuant to an agreement entered into prior to the closing of our Public Offering, at or after the time of our Business Combination, our Initial Stockholders and their permitted transferees can demand that we register the resale of their Founder Shares after those shares convert to shares of our Class A common stock. In addition, our Sponsor and its permitted transferees can demand that we register the resale of the Private Placement Warrants and the shares of Class A common stock issuable upon exercise of the Private Placement Warrants, and holders of Warrants that may be issued upon conversion of working capital loans (as defined below) may demand that we register the resale of such Warrants or the Class A common stock issuable upon exercise of such Warrants.

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

We issued Warrants to purchase 7,666,666 shares of our Class A common stock in the Public Offering and concurrently with our Public Offering, we issued Private Placement Warrants to our Sponsor to purchase shares of our Class A common stock. Our Initial Stockholders an aggregate of 2,840,000, each exercisable to purchase one share of Class A common stock. Our Initial Stockholders currently hold 5,750,000 Founder Shares. The Founder Shares are convertible into shares of Class A common stock on a one-for-one basis, subject to adjustment as set forth herein. In addition, if our Sponsor, an affiliate of our Sponsor or certain of our officers and directors make any working capital loans, up to $1,500,000 of such loans may be converted into Warrants, at the price of $1.50 per Warrant at the option of the lender. Such Warrants would be identical to the Private Placement Warrants. To the extent we issue shares of Class A common stock to effectuate a business transaction, including the potential for the issuance of a substantial number of additional shares of Class A common stock upon exercise of these Warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of outstanding shares of our Class A common stock and reduce the value of the Class A common stock issued to complete the Business Combination. Therefore, our Warrants and Founder Shares may make it more difficult to effectuate a Business Combination or increase the cost of acquiring the target business.

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

If third parties bring claims against us, the proceeds held in the Trust Account could be reduced and the per share redemption amount received by stockholders may be less than $10.00 per share.

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

The underwriters of our Public Offering will not execute agreements with us waiving such claims to the monies held in the Trust Account. As such, if the deferred initial underwriting commissions become due prior to the completion of our Business Combination, the underwriters may decide to bring a claim for such due amounts against the monies held in the Trust Account, resulting in a reduction in such monies. Although our Sponsor has agreed to indemnify us for any such reduction, as discussed below, no assurance can be given that our Sponsor will be able to satisfy its indemnification obligations. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where we are unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our Business Combination within the required time period, or upon the exercise of a redemption right in connection with our Business Combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per share redemption amount received by public stockholders could be less than the $10.00 per share initially held in the Trust Account, due to claims of such creditors. Our Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (1) $10.00 per public share or (2) such lesser amount per public share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay our taxes (net of taxes payable and less up to $100,000 of interest to pay dissolution expenses), except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under our indemnity of the underwriters of our Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our Sponsor will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether our Sponsor, which is a newly formed entity, has sufficient funds to satisfy its indemnification obligations. Given that our Sponsor’s only assets are securities of our Company, our Sponsor may not be able to satisfy those indemnification obligations. We have not asked our Sponsor to reserve for such obligations. See “Item 1A. Risk Factors—Our directors may decide not to enforce the indemnification obligations of our Sponsor, resulting in a reduction in the amount of funds in the Trust Account available for distribution to our public stockholders.” As a result, if any such claims were successfully made against the Trust Account, the funds available for our Business Combination and redemptions could be reduced to less than $10.00 per public share. In such event, we may not be able to complete our Business Combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Risks Related to Our Sponsor, Management, Directors and Employees

Past performance by Group Nine Media, Vox Media and our management team may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, Group Nine Media, Vox Media and our management team is presented for informational purposes only. Any past experience and performance of Group Nine Media, Vox Media or our management team and their respective affiliates is not a guarantee either: (1) that we will be able to successfully identify a suitable candidate for our Business Combination; or (2) of any results with respect to any Business Combination we may consummate. You should not rely on the historical record of Group Nine Media, Vox Media or our management team’s or their respective affiliate’s performance as indicative of the future performance of an investment in us or the returns we will, or are likely to, generate going forward. An investment in us is not an investment in Group Nine Media or Vox Media.

We may engage in a Business Combination with one or more target businesses that may be affiliated with Vox Media, our Sponsor, officers or directors which may raise potential conflicts of interest.

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

Additionally, we may pursue a combination with a target in which Vox Media’s affiliates may have direct or indirect exposure or that is an operating company directly or indirectly held by a Vox Media affiliate. Conflicts may arise from Vox Media’s sponsorship of our Company and its provision of services both to us and to its affiliates, including the conflict that Vox Media and its affiliates may receive material economic benefits as a result of a Business Combination with a target in which a Vox Media affiliate has a direct or indirect investment. In performing services for other affiliates, Vox Media may take commercial steps which may have an adverse effect on us.

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

We may compete with other affiliates of Vox Media, including other blank check companies that Vox Media may be affiliated with, for acquisition opportunities for our Company, which could negatively impact our ability to locate a suitable Business Combination.

Our business strategy may overlap with some of the strategies of Vox Media and certain of its other affiliates. Vox Media is a digital media holding company with a wide range of strategies and investments. Acquisition opportunities that may be of interest to us may be presented to Vox Media or its affiliates instead of us or may be pursued by Vox Media or its affiliates. Additionally, Vox Media and its affiliates, including our officers and directors who are affiliated with Vox Media, may sponsor or form, or become an officer or director of, other blank check companies similar to ours during the period in which we are seeking Business Combination, which may have acquisition objectives that are similar to ours. Any such companies may present additional conflicts of interest in pursuing an acquisition target. Our affiliates are not restricted from competing with our business and none of our affiliates are required to refer any such opportunities to us. Our Sponsor and its affiliates face conflicts of interest relating to performing services on our behalf and allocating investment opportunities to us, and such conflicts may not be resolved in our favor, meaning we could find less suitable acquisition opportunities which could limit our ability to find a Business Combination that we find attractive.

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

We are dependent upon our directors and officers and their departure could adversely affect our ability to operate. Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

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

Our officers and directors are not required to, and will not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a Business Combination and their other responsibilities. We do not intend to have any full-time employees prior to the completion of our Business Combination. Some of our officers also currently serve as members of the senior management team or board of directors of Vox Media and, as a result, devote a substantial amount of time to Vox Media’s business. In addition, our officers are not required to contribute any specific number of hours per week to our affairs. Our directors may also serve as officers or board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our Business Combination.

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

Following the completion of our Public Offering and until we consummate our Business Combination, we may engage in the business of identifying and combining with one or more businesses in the digital media and adjacent sectors, although we may combine with businesses in other sectors. Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities that are engaged in a similar business.

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to another entity, including Vox Media, pursuant to which such officer or director is or will be required to present a Business Combination opportunity to such entity. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. In addition, while we will rely on Vox Media to assist in identifying and performing due diligence on potential Business Combinations, neither the affiliates of our Sponsor nor members of our management who are employed by our Sponsor or Vox Media have any obligation to present us with any opportunity for a potential Business Combination of which they become aware. Vox Media is from time to time made aware of potential business opportunities, including potential transactions that may be attractive opportunities for us, but will have no duty to offer any acquisition opportunities to us.

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

In addition, our CEO and Chairman Ben Lerer is also a Managing Director at Lerer Hippeau Acquisition Corp., another blank check company and our Sponsor, officers and directors may in the future participate in the formation of, become an officer or director of, invest in, or otherwise become associated with any other blank check company prior to completion of our Business Combination.

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

We have not adopted a policy that expressly prohibits our directors, officers or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a Business Combination with a target business that is affiliated with our Sponsor, our directors or officers. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

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

We may engage one or more of our underwriters or one of their respective affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of this prospectus, unless such payment would not be deemed underwriters’ compensation in connection with the Public Offering. The underwriters are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

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

As the number of SPACs evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of SPACs that have been formed has increased substantially. Many potential targets for SPACs have already entered into an initial business combination, and there are still many SPACs seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more SPACs seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause targets companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.

In recent months, the market for directors and officers liability insurance for SPACs has changed. The premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. There can be no assurance that these trends will not continue.

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

On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by SPACs entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by SPACs (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the Warrant

Agreement governing our Warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our 7,666,666 Public Warrants and 2,840,000 Private Placement Warrants, and determined that the Warrants should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our Warrants. Accounting Standards Codification 815-40, “Derivatives and Hedging — Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, based on factors, which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our Warrants each reporting period and that the amount of such gains or losses could be material.

We have identified a material weakness in our internal control over financial reporting. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

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

As a result the previously identified material weakness, the change in accounting for the Warrants and the Class A common stock, and other matters raised or that may in the future be raised by the SEC, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Annual Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete a Business Combination.

Item 2.Properties

We currently maintain our executive offices at 568 Broadway, Floor 10, New York, NY 10012 and our telephone number is (646) 786-1980. Our office space is provided at no cost to us by Vox Media. We consider our current office space adequate for our current operations.

Item 3.Legal Proceedings

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us or any of our officers or directors in their corporate capacity.

Item 4.Mine Safety Disclosures

None.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) Market Information

Our Units began trading on the NASDAQ under the symbol “GNACU” on January 15, 2021. On March 8, 2021, we announced that holders of our Units could elect to separately trade the Class A common stock and Warrants included in the Units, or continue to trade the Units without separating them. On March 8, 2021, the Class A common stock and Public Warrants began trading on NASDAQ under the symbols “GNAC” and “GNACW,” respectively. Each whole Warrant entitles the holder to purchase of one share of Class A common stock at a price of $11.50 per share, subject to adjustment as described in our final prospectus dated January 14, 2021 related to the Public Offering which was filed with the SEC. Warrants may only be exercised for a whole number of shares of Class A common stock and will become exercisable on the later of 30 days after the completion of our Business Combination or 12 months from the IPO Closing Date. Our Warrants expire five years after the completion of our Business Combination or earlier upon redemption or liquidation as described in “Item 1. Business.”

(b) Holders

As of March 30, 2022, there was one holder of record of our Units, one holder of record of our separately traded shares of Class A common stock, six holders of record of our Class B common stock, and two holders of record of our separately traded Warrants.

(c) Dividends

We have not paid any cash dividends on our Class A common stock or Class B common stock to date and do not intend to pay cash dividends in the foreseeable future. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our Business Combination. The payment of any cash dividends subsequent to our Business Combination will be within the discretion of our Board at such time. In addition, our Board is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our Business Combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans

None.

(f) Recent Sales of Unregistered Securities; Use of Proceeds from Registered Offerings

Unregistered Sales

On November 9, 2020, our Sponsor purchased 7,187,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On November 19, 2020, we effectuated a 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. Subsequently, our Sponsor transferred an aggregate of 100,000 Founder Shares to our independent directors and 25,000 Founder Shares to an independent consultant.

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

Through December 31, 2021, we incurred $506,274 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $2,760,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $8,050,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. On December 31, 2021, we paid Code Advisors LLC’s deferred initial underwriting commission of $1,825,600. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 14, 2021 which was filed with the SEC.

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

As of December 31, 2021, $230,021,427 was held in the Trust Account, and we had approximately $69,053 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a blank check company formed under the laws of the State of Delaware on November 9, 2020, for the purpose of effecting a Business Combination. We intend to effectuate our Business Combination using cash from the proceeds of our Public Offering and the sale of the Private Placement Warrants, our capital stock, debt or a combination of cash, stock and debt.

On November 9, 2020, our Sponsor purchased an aggregate of 7,187,500 Founder Shares of our Class B common stock for an aggregate purchase price of $25,000 or approximately $0.003 per share. On November 19, 2020, we effectuated a 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares. Our Sponsor transferred an aggregate of 125,000 of its Founder Shares to the Initial Stockholders and a Consultant.

On January 20, 2021, we consummated our Public Offering of 23,000,000 Units of the Company, including 3,000,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option. Each Unit consists of one share of Class A common stock and one-third of one public Warrant, each whole Warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share of Class A common stock. The Units were sold at a price of $10.00 per share, generating gross proceeds to us of $230,000,000. Simultaneously with the IPO Closing Date, we completed the private sale of an aggregate of 2,840,000 warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, each exercisable to purchase one share of Class A common stock at $11.50 per share, generating gross proceeds to us of $4,260,000. The Private Placement Warrants have terms and provisions that are identical to those of the public Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On the IPO Closing Date, $230,000,000 of the gross proceeds from the Public Offering and the sale of the Private Placement Warrants were deposited in the Trust Account with the Trustee. Of the $4,260,000 held outside of the Trust Account, $2,760,000 was used to pay underwriting discounts and commissions, $458,681 was used to repay notes payable to our Sponsor and advances from our Sponsor and the balance was available to pay accrued offering and formation costs, business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. Funds held in the Trust Account have been invested only in U.S. government treasury bills with a maturity of one hundred and eighty-five (185) days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government obligations. Funds will remain in the Trust Account until the earliest of (i) the completion of the Business Combination; (ii) the redemption of any shares of Class A common stock properly tendered in connection with a stockholder vote to amend our amended and restated certificate of incorporation to modify the substance or timing of our obligation to redeem 100% of such shares of Class A common stock if we do not complete a Business Combination within 24 months from the IPO Closing Date and (iii) the redemption of 100% of the shares of Class A common stock if we are unable to complete a Business Combination within 24 months from the IPO Closing Date (subject to applicable law).

On March 8, 2021, we announced that the holders of our Units may elect to separately trade the Class A common stock and Warrants included in the Units on the NASDAQ under the symbols “GNAC” and “GNACW,” respectively. Those Units not separated will continue to trade on the NASDAQ under the symbol “GNACU.”

We may pursue a target business in any stage of its corporate evolution or in any industry, sector or geographic region.

We expect to continue to incur significant costs in the pursuit of our acquisition plans. We cannot assure you that our plans to raise capital or to complete our initial Business Combination will be successful.

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through December 31, 2021 were organizational activities and those necessary to prepare for our Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the year ended December 31, 2021, we had net income of $6,619,992, which consists of $9,015,866 million derived from changes in fair value of warrant liabilities, $270,990 derived from the change in fair value of the convertible promissory note and interest earned on marketable securities held in Trust Account of $21,427, offset by transaction costs related to warrant liabilities of $609,099 operating costs of $2,688,291.

For the period from November 9, 2020 (inception) through December 31, 2020, we had a net loss of $1,282, which consisted of formation expenses.

Liquidity and Capital Resources

On January 20, 2021, the Company consummated the Public Offering of 23,000,000 Units, which includes the full exercise by underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000. Simultaneously with the closing of the Public Offering, the Company consummated the sale of 2,840,000 Private Placement Warrants at a price of $1.50 per Private Placement Warrant in a private placement to the Sponsor, generating gross proceeds of $4,260,000.

Following the Public Offering, the full exercise of the over-allotment option, and the sale of the Private Placement Warrants, a total of $230,000,000 was placed in the Trust Account. We incurred $13,156,274 in transaction costs, including $2,760,000 of underwriting fees, net of reimbursement, $9,890,000 of deferred underwriting fees and $506,274 of other offering costs.

For the year ended December 31, 2021, net cash used in operating activities was $2,787,283. Net income of $6,619,992 was affected by items such as, change in fair value of warrant liabilities of $9,015,866, change in fair value of convertible promissory note of $270,990, interest earned on marketable securities held in trust account of $21,427, and transaction costs associated with the Public Offering of $609,099. Changes in operating assets and liabilities used $708,091 of cash from operating activities.

At December 31, 2021, we had cash held in the Trust Account of $230,021,427. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At December 31, 2021, we had cash of $69,053 held outside of the Trust Account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than described below.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,890,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the deferred fee includes an additional $0.08 per unit, or $1,840,000 in the aggregate that was due in December 2021. In December 2021, the Company paid $1,825,600 to the underwriters. The fees were paid by the Sponsor and are included as a liability, due to the Sponsor on the balance sheet.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ (deficit) equity section of our balance sheets.

Warrant Liabilities

We account for the Warrants in accordance with the guidance contained in ASC 815-40-15-7D and 7F under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, we classify the Warrants as liabilities at their fair value and adjust the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Placement Warrants and the public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the public Warrants from the Units, the public Warrant quoted market price was used as the fair value as of each relevant date.

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 10,506,667 shares of Common Stock at $11.50 per share were issued on January 20, 2021. No warrants were exercised during the year ended December 31, 2021 and for the period from November 9, 2020 (inception) through December 31, 2020. The 10,506,667 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share in 2021 as the exercise price of the warrants was less than the average market price for the period. The deemed dividend associated with the redeemable shares of Class A common stock is included in income (loss) per common share in the IPO quarter and year to date calculation in which the IPO occurred. As a result, diluted net income (loss) per common share is the same as basic net loss per common share for the period.

Recent Accounting Standards

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-K present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management intends to implement remediation steps to improve our disclosure controls and procedures and our internal control over financial reporting. Specifically, we intend to expand and improve our review process for complex securities and related accounting standards. We have improved this process by enhancing access to accounting literature, identification of third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Title
Ben Lerer	40	Chief Executive Officer and Chairman
Brian Sugar	47	President and Director
Sean Macnew	48	Chief Financial Officer and Secretary
Richard Parsons	73	Director
Jen Wong	47	Director
Jeffrey Zucker	56	Director
Melinda Mount	62	Director

Ben Lerer is our Chief Executive Officer and Chairman. Mr. Lerer is a Managing Partner at Lerer Hippeau, a position he has held since 2010. He also currently serves on the board of directors of Vox Media. Mr. Lerer was Chief Executive Officer of Group Nine Media, parent to digital publishers NowThis, The Dodo, Thrillist, Seeker, and POPSUGAR, until February 2022 when the company was acquired by Vox Media. Previously, Mr. Lerer was CEO and founder of Thrillist. Mr. Lerer served on the board of Casper Sleep (NYSE: CSPR) from July 2014 until its merger in January 2022. Mr. Lerer holds a BS in Political Science from the University of Pennsylvania. Our board of directors has determined that Mr. Lerer’s knowledge of digital-first businesses and extensive leadership experience in operating and advising companies makes him a qualified member of our Board of Directors.

Brian Sugar is our President and one of our directors. Mr. Sugar served as President of Group Nine Media, and was responsible for strategic initiatives and innovation from November 2019 until February 2022. He also serves as Founder and Managing Partner at Sugar Capital, an early stage venture capital firm that seeks to invest in the brands and technology that will power the future of e-commerce, since January 2020. Mr. Sugar joined Group Nine Media with the company’s acquisition of POPSUGAR, a prominent digital lifestyle brand for women. Mr. Sugar served as Chief Executive Officer of POPSUGAR from 2006 to 2019. Mr. Sugar is an early investor in Afterpay, Everlane, Optimizely, and Roadster, among others. He sits on the Boards of Directors of Everlane, Fast, Roadster, and The Assembly and is an Advisor to Afterpay, Olive & June, Tribe Dynamics, and True Botanicals. Prior to POPSUGAR, Mr. Sugar served first as Vice President of Marketing and then as Vice President & General Manager of 2Wire’s media business Unit from 2003 to 2006. Before joining 2Wire, he was Founder and CEO of Sugar Media, a digital media software company, which was acquired by 2Wire in 2003. We believe Mr. Sugar is well qualified to serve on our Board of Directors due to his experience in developing, operating and advising e-commerce and digital media companies.

Sean Macnew is our Chief Financial Officer and Secretary. Mr. Macnew currently serves as Chief Financial Officer of Vox Media and has served in such position since February 2022. Prior to joining Vox Media, Mr. Macnew served as the Chief Financial Officer of Group Nine Media from November 2019 until February 2022. Mr. Macnew has over 25 years of finance, corporate development, and general management experience. Mr. Macnew joined Group Nine Media with its acquisition of POPSUGAR, where he held the positions of Chief Financial Officer and Chief Operating Officer. Prior to joining POPSUGAR in 2008, Mr. Macnew was Senior Director and General Manager of the NetBackup RealTime Protection product group, after holding roles in M&A and business development at Symantec Corporation and VERITAS Software. Mr. Macnew began his career as an investment banker for Goldman Sachs and Alex. Brown & Sons.

Richard (“Dick”) Parsons is one of our directors. Mr. Parsons currently serves as Senior Advisor for Providence Equity Partners and Co-Founder and Partner of Imagination Capital, a New York based venture capital firm launched in 2017 and has served in such position since 2017. Prior to founding Imagination Capital, Mr. Parsons served as Chairman of Citigroup from 2009 to 2012, playing a key role in rebuilding the financial institution. Mr. Parsons also notably served as Chairman and Chief Executive Officer of Time Warner from 2002 to 2008, joining the company as President in 1995. During his time as Chief Executive Officer of Time Warner, Mr. Parsons helped lead Time Warner’s turnaround, setting the company on a solid path toward achieving sustainable growth. Before joining Time Warner, Mr. Parsons was Chairman and Chief Executive Officer of Dime Bancorp, one of the largest thrift institutions in the United States. Previously, Mr. Parsons was the Managing Partner of Patterson, Belknap, Webb and Tyler, a New York law firm, and also held various positions in state and federal government as counsel for Nelson Rockefeller and as a Senior White House Aide under President Gerald Ford. Mr. Parsons also has extensive public company board experience; he is currently a member of the Boards of Directors of Estée Lauder, Madison Square Garden Sports, and Lazard and has served as Chairman of the Board of Directors of both Time Warner and Citigroup. We believe Mr. Parsons is well qualified to serve on our Board of Directors due to his vast experience in corporate finance and telecommunications.

Jen Wong is one of our directors. Ms. Wong is the Chief Operating Officer at Reddit, where she has served in such position since April 2018. Before joining Reddit, Ms. Wong worked at Time Inc. as President of Digital and Chief Operating Officer from January 2016 to April 2018. Among other things, she headed The Foundry, the company’s branded content studio. Before that, Ms. Wong served from January 2011 to November 2015 as POPSUGAR’s Chief Business Officer and for close to 2 years as AOL Media’s global head of business operations, where she oversaw acquisitions like Huffington Post and TechCrunch. Ms. Wong has a Master of Science Degree in Engineering Economic Systems and Operations Research from Stanford University and a Master of Business Administration from Harvard Business School. She also sits on the Board of Directors for Discover Financial Services and Marfeel. We believe Ms. Wong is well qualified to serve on our Board of Directors due to her experience in digital media as well as her prior leadership roles.

Jeffrey Zucker is one of our directors. Mr. Zucker served as the Chairman of WarnerMedia News and Sports, and President of CNN Worldwide from March 2019 to February 2022 and as President of CNN Worldwide from January 2013 to February 2022. From 2007 to 2011, Mr. Zucker served as President and CEO of NBC Universal. In 2007, Mr. Zucker was one of the co-founders of Hulu. Mr. Zucker holds a B.A. in American History from Harvard University. We believe that Mr. Zucker is well qualified to serve on our Board due to his vast experience in both digital and traditional media.

Melinda Mount is one of our directors. Ms. Mount most recently served as the President of AliphCom, Inc. (d/b/a Jawbone), a consumer technology and wearable products company, which position she held from June 2013 until February 2014. Previously, she held various senior level positions at Microsoft Corporation (“Microsoft”), including Corporate Vice President and Chief Financial Officer of the Online Services Division, from 2010 until May 2013, and Corporate Vice President of Operations and Finance and Chief Financial Officer of the Entertainment and Device Division, from 2006 until 2010. Prior to joining Microsoft, Ms. Mount served as the Vice President of Strategy and Development at Time Warner, Inc. (“Time Warner”), from 1995 until 2001, and then as Executive Vice President and Co-Managing Director of the United Kingdom Division of AOL Inc., a web portal and online service provider and a subsidiary of Time Warner, from 2001 until 2003. Prior to that, she served as Vice President of Mergers and Acquisitions at Morgan Stanley from 1987 until 1995. Since April 2019, Ms. Mount has served as a member of the board of directors of Cerner Corporation and serves as a company director at Zayo Group Holdings since July 2021. Ms. Mount has served as a member of the board of directors of Technicolor S.A. since April 2016, and currently serves as Vice Chairman of the board, and has served as a member of the board of the directors of the Learning Care Group, Inc. since December 2014. Ms. Mount has a Master’s of Business Administration with distinction from Harvard Business School and a B.B.A from the University of Wisconsin-Madison.

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

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

●	the appointment, compensation, retention, replacement, and oversight of the work of the independent auditors and any other independent registered public accounting firm engaged by us;
●	pre-approving all audit and permitted non-audit services to be provided by the independent auditors or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;
●	reviewing and discussing with the independent auditors all relationships the auditors have with us in order to evaluate their continued independence;

setting clear policies for audit partner rotation in compliance with applicable laws and regulations; obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (1) the independent auditor’s internal quality-control procedures and (2) any material issues raised

●	by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;
●	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and
●	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

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

We have adopted a compensation committee charter which details the principal functions of the compensation committee, including:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;
●	reviewing and approving on an annual basis the compensation of all of our other officers;
●	reviewing on an annual basis our executive compensation policies and plans;
●	implementing and administering our incentive compensation equity-based remuneration plans;
●	assisting management in complying with our proxy statement and annual report disclosure requirements;
●	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees; and
●	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than ten percent of our Class A common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, we believe that all reporting requirements for fiscal year 2021 were complied with by each person who at any time during the 2021 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: the Sponsor filed a Form 4 late on October 12, 2021.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees (our “Code of Ethics”). A copy of the Code of Ethics will be provided without charge upon request from us and will also be available on our website. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of Interest

Each of our officers and directors presently has, and any of them in the future may have additional, fiduciary or contractual obligations to at least one other entity pursuant to which such officer or director is or will be required to present a business combination opportunity to such entity. Additionally, our CEO and Chairman Ben Lerer is also a Managing Partner at Lerer Hippeau Acquisition Corp., another blank check company. Accordingly, if any of our officers or directors becomes aware of a Business Combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor these obligations to present such Business Combination opportunity to such entity, and only present it to us if such entity rejects the opportunity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our Business Combination. Our amended and restated certificate of incorporation provides that, prior to the consummation of our Business Combination, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue and the director or officer is permitted to refer that opportunity to us without violating any legal obligation. Our officers and directors would continue to be subject to all other fiduciary duties owed to us and our stockholders and no other waivers of their respective fiduciary obligations have been provided to any such officers and directors. We do not have any plan for any waiver of the fiduciary duties of our officers and directors post-Business Combination.

Potential investors should also be aware of the following other potential conflicts of interest:

●	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.
●	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities that may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.
●	Our initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares and any public shares held by them in connection with the consummation of our Business Combination. Our other directors and officers have also entered into the letter agreement, which imposes the same obligations on them with respect to any public shares acquired by them. Additionally, our Initial Stockholders have agreed to waive their redemption rights with respect to their Founder Shares if we fail to consummate our Business Combination within 24 months after the closing of our Public Offering or during any Extension Period. However, if our Initial Stockholders or any of our officers, directors or affiliates acquire public shares in or after our Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such public shares if we fail to consummate our Business Combination within the prescribed time frame. If we do not complete our Business Combination within such applicable time period, the proceeds

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
●	Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular Business Combination. These agreements may provide for them to receive compensation following our Business Combination and as a result, may cause them to have conflicts of interest in determining whether to proceed with a particular Business Combination.
●	Our key personnel may have a conflict of interest with respect to evaluating a particular Business Combination if the retention or resignation of any such key personnel was included by a target business as a condition to any agreement with respect to our Business Combination.

The conflicts described above may not be resolved in our favor.

In general, officers and directors of a corporation incorporated under the laws of the State of Delaware are required to present business opportunities to a corporation if:

●	the corporation could financially undertake the opportunity;
●	the opportunity is within the corporation’s line of business; and
●	it would not be fair to the corporation and its stockholders for the opportunity not to be brought to the attention of the corporation.

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

Item 11.Executive Compensation

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

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We have no compensation plans under which equity securities are authorized for issuance.

The following table sets forth information available to us at March 30, 2022 with respect to the beneficial ownership of our Class A common stock held by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding Class A common stock;
●	each of our executive officers and directors that beneficially own shares of our Class A common stock; and
●	all executive officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of Class A common stock beneficially owned by them. The following table does not reflect record or beneficial ownership of the Private Placement Warrants, as they are not exercisable within 60 days of March 30,2022.

	Number of	Approximate
	shares	percentage of
	beneficially	outstanding
Name and address of beneficial owner(1)	owned(2)	common stock
Group Nine SPAC LLC(3)	5,625,000	19.8%
Ben Lerer	—	—
Brian Sugar	—	—
Sean Macnew	—	—
Richard Parsons	25,000	*
Jen Wong	25,000	*
Jeffrey Zucker	25,000	*
Melinda Mount	25,000	*
All directors, director nominees and executive officers as a group (seven individuals)	100,000	*
Soroban Opportunities Master Fund L.P.(4)	1,076,759	4.7%
Glazer Capital, LLC(5)	1,521,270	6.6%
Aristeria Capital, L.L.C.(6)	1,575,000	6.9%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of the following entities or individuals is c/o Group Nine SPAC LLC, 568 Broadway, Floor 10, New York, New York 10012.

(2)	Interests shown consist solely of Founder Shares. Such shares will automatically convert into shares of Class A common stock at the time of our Business Combination on a one-for-one basis, subject to adjustment, as described in “Exhibit 4.5.—Description of Securities.”
(3)	The shares reported above are held in the name of our Sponsor. Our Sponsor is wholly owned by Vox Media.
(4)	According to a Schedule 13G/A filed with the SEC on February 14, 2022, Soroban Opportunities Master Fund L.P., which is the beneficial owner of 1,076,759 shares of Class A common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds. The business address of each stockholder is 27 Hospital Road, George Town, Grand Cayman KY1-9008, Cayman Islands.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2022, Glazer Capital, LLC, which is the beneficial owner of 1,521,270 shares of Class A common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds. The business address of each stockholder is 250 West 55th Street, Suite 30A, New York, New York 10019.
(6)	According to a Schedule 13G filed with the SEC on February 14, 2022, Aristeria Capital, L.L.C., which is the beneficial owner of 1,575,000 shares of Class A common stock, acts as investment manager of, and exercises investment discretion with respect to, certain private investment funds. The business address of each stockholder is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.

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

Subsequently, our Sponsor transferred an aggregate of 100,000 Founder Shares to the Company’s independent directors. On May 18, 2021, our Sponsor transferred 25,000 Founder Shares to an independent advisor.

Our Sponsor and our executive officers and directors are deemed to be our “promoters” as such term is defined under the federal securities laws. See “Item 13. Certain Relationships and Related Transactions, and Director Independence” below for additional information regarding our relationships with our promoters.

Item 13.Certain Relationships and Related Transactions, and Director Independence

Founder Shares

On November 9, 2020, our Sponsor purchased 7,187,500 Founder Shares for an aggregate purchase price of $25,000, or approximately $0.003 per share. On November 19, 2020, we effectuated a 0.8-for-1 reverse split of the Founder Shares, resulting in an aggregate outstanding amount of 5,750,000 Founder Shares.

Subsequently, our Sponsor transferred an aggregate of 100,000 Founder Shares to the Company’s independent directors and 25,000 Founder Shares to an independent advisor.

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

Related Party Notes

On November 9, 2020, our Sponsor agreed to loan us an aggregate of up to $300,000 to cover expenses related to the Public Offering (the “Promissory Note”). This note was non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. The carrying amount of the notes approximates fair value because of their short maturity. Any amounts outstanding were repaid in full upon the completion of the Public Offering. On December 31, 2021, there were no amounts outstanding on the loan.

On March 29, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to a new promissory note (the “New Note”). The New Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the New Note may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At December 31, 2021, there was $1,000,000 of borrowings under the New Note. This note was valued using the fair value method. The fair value of the note as of December 31, 2021 was $729,010, which resulted in a change in fair value of the convertible promissory note of $270,990 recorded in the statement of operations for the twelve months ended December 31, 2021.

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

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2021 and December 31, 2020, there were no Working Capital Loans outstanding.

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

Furthermore, no finder’s fees, reimbursements or cash payments will be made by us to our Sponsor, officers or directors, or our or any of their affiliates, for services rendered to us prior to or in connection with the completion of our Business Combination. However, the following payments were made to our Sponsor, officers or directors, or any of their affiliates, none of which will be made from the proceeds of our Public Offering and the sale of the Private Placement Warrants held in the Trust Account prior to the completion of our Business Combination:

●	Repayment of an aggregate of up to $300,000 in loans made to us by our Sponsor to cover offering-related and organizational expenses;
●	Reimbursement for any out-of-pocket expenses related to our formation and Public Offering and identifying, investigating and completing Business Combination; and
●	Repayment of loans which may be made by our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to fund working capital deficiencies or finance transaction costs in connection with an intended Business Combination. Up to $1,500,000 of such loans may be convertible into Warrants at a price of $1.50 per Warrant at the option of the lender. As of December 31, 2021 the Sponsor holds a convertible promissory note of the Company in the amount of $1,000,000.

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

Item 14.Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to Grant Thornton LLP, or Grant Thornton, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, quarterly reviews and services that are normally provided by Grant Thornton in connection with regulatory filings. The aggregate fees billed by Grant Thornton for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2021 and for the period from November 9, 2020 (inception) through December 31, 2020 totaled $131,190 and $26,250, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Grant Thornton for consultations concerning financial accounting and reporting standards for the year ended December 31, 2021 and for the period from November 9, 2020 (inception) through December 31, 2020.

Tax Fees. We did not pay Grant Thornton for tax planning and tax advice for the year ended December 31, 2021 and for the period from November 9, 2020 (inception) through December 31, 2020.

All Other Fees. We did not pay Grant Thornton for other services for the year ended December 31, 2021 and for the period from November 9, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our Public Offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our Board. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.Exhibits, and Financial Statement Schedules

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

10.9

Promissory Note, dated March 29, 2021, issued by Group Nine Acquisition Corp. to Group Nine SPAC LLC (incorporated by reference to Exhibit 10.1 to the Form S-1 filed by the Company on January 6, 2021).

24.1*	Power of Attorney (included on the signature pages herein).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document *
101.SCH	XBRL Taxonomy Extension Schema Document *
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *
101.LAB	XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*    Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

GROUP NINE ACQUISITION CORP.

Date: March 30, 2022	By:	/s/ Sean Macnew
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

Name	Title	Date

/s/ Ben Lerer	Chief Executive Officer and Chairman	March 30, 2022
Ben Lerer
(Principal Executive Officer)

/s/ Sean Macnew	Chief Financial Officer and Secretary	March 30, 2022
Sean Macnew	(Principal Financial and Accounting Officer)

/s/ Brian Sugar	President and Director	March 30, 2022
Brian Sugar

/s/ Richard Parsons	Director	March 30, 2022
Richard Parsons

/s/ Jen Wong	Director	March 30, 2022
Jen Wong

/s/ Jeffrey A. Zucker	Director	March 30, 2022
Jeffrey A. Zucker

/s/ Melinda J. Mount	Director	March 30, 2022
Melinda J. Mount

GROUP NINE ACQUISITION CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Group Nine Acquisition Corp.

Opinion on the financial statements

We have audited the accompanying balance sheets of Group Nine Acquisition Corp. (a Delaware corporation) (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in redeemable Class A common stock and stockholders’ (deficit) equity, and cash flows for the year ended December 31, 2021 and for the period from November 9, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and for the period from November 9, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Los Angeles, California

March 30, 2022

GROUP NINE ACQUISITION CORP.

BALANCE SHEETS

	December 31,	December 31,
	2021	2020
ASSETS
Current assets
Cash	$69,053	$25,000
Prepaid expenses	1,021,033	—
Total current assets	1,090,086	25,000

Deferred offering costs	—	452,399
Cash and marketable securities held in Trust Account	230,021,427	—
TOTAL ASSETS	$231,111,513	$477,399

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
LIABILITIES
Current liabilities
Accrued expenses	$312,942	$—
Accrued offering costs	—	366,056
Advances from related party	—	87,625
Due to Sponsor	2,664,092	—
Convertible Promissory note – related party	729,010	—
Total current liabilities	3,706,044	453,681

Warrant liabilities	5,520,267	—
Deferred underwriting fee payable	8,064,400	—
TOTAL LIABILITIES	17,290,711	453,681

Commitments and Contingencies (Note 6)

Redeemable Class A Common Stock
Class A common stock subject to possible redemption, 23,000,000 and no shares at December 31, 2021 and 2020, respectively (at redemption value of $10 per share)	230,000,000	—

Stockholders’ (Deficit) Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding (excluding 23,000,000 and no shares subject to possible redemption) at December 31, 2021 and 2020	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding, at December 31, 2021 and 2020	575	575
Additional paid-in capital	—	24,425
Accumulated deficit	(16,179,773)	(1,282)
Total Stockholder’s (Deficit) Equity	(16,179,198)	23,718
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ (DEFICIT) EQUITY	$231,111,513	$477,399

The accompanying notes are an integral part of the financial statements.

GROUP NINE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For the
		Period from
		November 9,
		2020
		(Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Operating and formation costs	$2,079,192	$1,282
Loss from operations	(2,079,192)	(1,282)

Other income (expense):
Change in fair value of warrant liabilities	9,015,866	—
Transaction costs related to warrant liabilities	(609,099)	—
Change in fair value of convertible promissory note	270,990	—
Interest earned on marketable securities held in Trust Account	21,427	—
Total other income (expense)	8,699,184	—

Net income (loss)	$6,619,992	$(1,282)

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	21,739,726	—

Basic and diluted net income (loss) per common share, Class A common stock subject to possible redemption	$(0.60)	$—

Basic and diluted weighted average shares outstanding, Class B Non-redeemable common stock	5,708,904	5,000,000

Basic and diluted net income (loss) per common share, Class B Non-redeemable common stock	$(0.60)	$(0.00)

The accompanying notes are an integral part of the financial statements.

GROUP NINE ACQUISITION CORP.

STATEMENTS OF CHANGES IN REDEEMABLE CLASS A COMMON STOCK AND

STOCKHOLDERS’ (DEFICIT) EQUITY

YEAR ENDED DECEMBER 31, 2021

	Class A Common Stock
	Subject to Possible				Additional		Total
	Redemption		Class B Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	( Deficit) Equity
Balance — November 9, 2020 (inception)	—	$—	—	$—	$—	$—	$—

Issuance of Class B common stock to Sponsor	—	—	5,750,000	575	24,425	—	25,000

Net loss	—	—	—	—		(1,282)	(1,282)

Balance — December 31, 2020	—	$—	5,750,000	$575	$24,425	$(1,282)	$23,718

Sale of 23,000,000 Units, net of underwriting discounts and offering expenses	23,000,000	206,949,492	—	—	—	—	—

Cash proceeds received in excess of fair value for Private Warrants	—	—	—	—	227,200	—	227,200

Deemed dividend	—	23,050,508	—	—	(251,625)	(22,798,883)	(23,050,508)

Proceeds from Founder Shares	—	—	—	—	—	400	400

Net income	—	—	—	—	—	6,619,992	6,619,992

Balance – December 31, 2021	23,000,000	$230,000,000	5,750,000	$575	$—	$(16,179,773)	$(16,179,198)

The accompanying notes are an integral part of the financial statements.

GROUP NINE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For the Period
		from November 9,
		2020 (Inception)
	Year Ended	through
	December 31,	December 31,
	2021	2020
Cash Flows from Operating Activities:
Net income (loss)	$6,619,992	$(1,282)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(21,427)	—
Change in fair value of warrant liabilities	(9,015,866)	—
Change in fair value of convertible promissory note	(270,990)	—
Transaction costs related to warrant liabilities	609,099	—
Changes in operating assets and liabilities:
Prepaid expenses	(1,021,033)	—
Accrued expenses	312,942	—
Net cash used in operating activities	(2,787,283)	(1,282)

Cash Flows from Investing Activities:
Investment of cash deposited in Trust Account	(230,000,000)	—
Net cash used in investing activities	(230,000,000)	—

Cash Flows from Financing Activities:
Proceeds from issuance of Class B common stock to sponsor	—	25,000
Proceeds from sale of Units, net of underwriting discounts paid	227,240,000	—
Proceeds from advances from related party	—	87,625
Proceeds from Transfer of Founder Shares	400	—
Proceeds from sale of Private Warrants	4,260,000	—
Repayment of deferred underwriting fees	(1,825,600)
Proceeds from convertible promissory note - related party	1,371,056	—
Repayment of convertible promissory note - related party	(458,681)	—
Due to Sponsor	2,664,092	—
Payment of offering costs	(419,931)	(86,343)
Net cash provided by financing activities	232,831,336	26,282

Net Change in Cash	44,053	25,000
Cash — Beginning	25,000	—
Cash — Ending	$69,053	$25,000

Non-Cash Investing and Financing Activities:
Accretion to redemption value	$23,050,508	$—
Deferred underwriting fee payable	$8,064,400	$—

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

As of December 31, 2021, the Company had not commenced any operations. All activity for the period from November 9, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account and includes transaction costs related to warrant liabilities and changes in fair value of warrant liabilities and convertible debt (as defined below).

The registration statement for the Company’s Public Offering was declared effective on January 14, 2021. On January 20, 2021 the Company consummated the Public Offering of 23,000,000 units (the “Units” and, with respect to the Class A common stock included in the Units sold, the “Public Shares”), which includes the full exercise by the underwriter of its over-allotment option in the amount of 3,000,000 Units, at $10.00 per Unit, generating gross proceeds of $230,000,000 which is described in Note 3.

Simultaneously with the closing of the Public Offering, the Company consummated the sale of 2,840,000 warrants (the “Private Warrants”) at a price of $1.50 per Private Warrant in a private placement to Group Nine SPAC LLC, a Delaware Limited Liability Company (the “Sponsor”), generating gross proceeds of $4,260,000, which is described in Note 4.

Transaction costs amounted to $13,156,274, consisting of $2,760,000 in cash underwriting fees, net of reimbursement, $9,890,000 of deferred underwriting fees and $506,274 of other offering costs.

Following the closing of the Public Offering on January 20, 2021, an amount of $230,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Public Offering and the sale of the Private Warrants was placed in a trust account (the “Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering and the sale of Private Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete a Business Combination with one or more target businesses that together have an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act.

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

The Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 immediately prior to or upon such consummation of a Business Combination and, if the Company seeks stockholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a stockholder vote is not required by law and the Company does not decide to hold a stockholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation (the “Amended and Restated Certificate of Incorporation”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, stockholder approval of the transactions is required by law, or the Company decides to obtain stockholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval in connection with a Business Combination, the Company’s Sponsor, officers and directors have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each public stockholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction.

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

The Company’s Sponsor, officers and directors have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Company’s Sponsor, officers, directors or any of their respective affiliates acquire Public Shares after the Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. Given that the Sponsor’s only assets are securities of the Company, the Sponsor may not be able to satisfy those indemnification obligations. The Company has not asked the Sponsor to reserve for such obligations. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Public Offering price per Unit ($10.00).

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.00 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the SEC.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liabilities and the convertible promissory note. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of December 31, 2021 and 2020.

Class A Common Stock Subject to Possible Redemption

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

Convertible Promissory Note

The Company accounts for their convertible promissory note under ASC 815, Derivatives and Hedging (“ASC 815”). Under 815-15-25, the election can be at the inception of a financial instrument to account for the instrument under the fair value option under ASC 825. The Company has made such election for their convertible promissory note. Using the fair value option, the convertible promissory note is required to be recorded at its initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of the notes are recognized as a non-cash gain or loss on the statements of operations.

Warrant Liabilities

The Company accounts for the Warrants in accordance with the guidance contained in ASC 815-40 under which the Warrants do not meet the criteria for equity treatment and must be recorded as liabilities. Accordingly, the Company classifies the Warrants as liabilities at their fair value and adjusts the Warrants to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The Private Warrants are valued using a Modified Black Scholes Option Pricing Model. The Public Warrants for periods where no observable traded price was available are valued using a Monte Carlo simulation. For periods subsequent to the detachment of the Public Warrants from the Units, the Public Warrant quoted market price was used as the fair value as of each relevant date.

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of December 31, 2021 the Company had a deferred tax asset of approximately $432,399, which had a full valuation allowance recorded against it. The Company’s deferred tax assets were deemed to be de minimis as of December 31, 2020.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2021 and 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 10,506,667 shares of Common Stock at $11.50 per share were issued on January 20, 2021. No warrants were exercised during the year ended December 31, 2021 and for the period from November 9, 2020 (inception) through December 31, 2020. The 10,506,667 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share in 2021 as the exercise price of the warrants was less than the average market price for the period. The deemed dividend associated with the redeemable shares of Class A common stock is included in income (loss) per common share in the IPO quarter and year to date calculation in which the IPO occurred. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

			For the Period
			from November 9,
			2020 (Inception)
	For the year ended		Through
	December 31, 2021		December 31, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per share:
Numerator:
Allocation of net income (loss)	$5,243,133	$1,376,859	$—	$(1,282)
Deemed Dividend	(18,256,347)	(4,794,161)	—	—
Allocable net loss	(13,013,214)	(3,417,302)	—	(1,282)

Denominator:
Weighted-average shares outstanding	21,739,726	5,708,904	—	5,000,000
Basic and diluted net income (loss) per share	$(0.60)	$(0.60)	$—	$—

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

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

NOTE 3 — INITIAL PUBLIC OFFERING

Pursuant to the Public Offering, the Company sold 23,000,000 Units, which includes a full exercise by the underwriters of their over-allotment option in the amount of 3,000,000 Units, at a price of $10.00 per Unit. Each Unit consists of one share of Class A common stock and one-third of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A common stock at a price of $11.50 per share, subject to adjustment (see Note 7).

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

As of December 31, 2021, the Class A Common Stock reflected on the balance sheet is reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	$(10,503,333)
Class A shares issuance costs	$(12,547,175)
Plus:
Accretion of carrying value to redemption value	$23,050,508
Contingently redeemable Class A Common Stock	$230,000,000

NOTE 4 — PRIVATE PLACEMENT

Simultaneously with the closing of the Public Offering, the Sponsor purchased an aggregate of 2,840,000 Private Warrants at a price of $1.50 per Private Warrant, for an aggregate purchase price of $4,260,000 in a private placement. A portion of the proceeds from the Private Warrants were added to the proceeds from the Public Offering held in the Trust Account. The Private Warrants are identical to the Public Warrants underlying the Units to be sold in the Public Offering, except as described in Note 8.

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

The Founder Shares include an aggregate of up 750,000 shares subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part, so that the initial stockholders will own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Public Offering (assuming the initial stockholders do not purchase any Public Shares in the Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option on January 20, 2021, a total of 750,000 Founder Shares are no longer subject to forfeiture.

The initial stockholders have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (A) one year after the completion of a Business Combination or (B) subsequent to a Business Combination, (x) if the last sale price of the Company’s Class A common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after a Business Combination, or (y) the date on which the Company completes a liquidation, merger, capital stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property. Following the Public Offering, the Sponsor transferred an aggregate of 125,000 of its Founder Shares to the Company’s independent directors and consultants.

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 shares transferred or allocated to the Company’s director nominees and affiliates of its sponsor group in January 2021 was $280,000 or $5.60 per share. The fair value of the 25,000 shares allocated to the Company’s director nominee on March 2, 2021 was $160,000 or $6.40 per share. The fair value of the 25,000 shares allocated to the Company’s director nominee on March 4, 2021 was $164,750 or $6.59 per share. The fair value of the 25,000 shares allocated to the Company’s consultant on May 18, 2021 was $190,000 or $7.60 per share. The fair value of the 125,000 transferred shares is $794,750. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

The Sponsor, directors and consultants have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until 180 days after the completion of a Business Combination.

Advances from Related Party and Due to Sponsor

As of December 31, 2021, the Sponsor paid for certain offering and other operating costs on behalf of the Company amounting to $2,664,092. The advances are non-interest bearing and are due on demand.

Promissory Note — Related Party

On November 9, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. As of December 31, 2021 there were no borrowings under this note and there are no longer borrowings available under this note.

Convertible Promissory Note — Related Party

On March 29, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to a new promissory note (the “New Note”). The New Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the New Note may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At December 31, 2021, there was $1,000,000 of borrowings under a New Note. This note was valued using the fair value method. The fair value of the note as of December 31, 2021 was $729,010, which resulted in a change in fair value of the convertible promissory note of $270,990 recorded in the statement of operations for the year ended December 31, 2021 (see Note 10).

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of December 31, 2021 and 2020, there were no Working Capital Loans outstanding.

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

Registration Rights

Pursuant to a registration rights agreement entered into on January 20, 2021, the Founder Shares, Private Warrants (and their underlying shares), and warrants (and their underlying shares) that may be issued upon conversion of Working Capital Loans and the shares of Class A common stock issuable upon exercise of the foregoing and upon conversion of the Founder Shares. The holders of the Founder Shares, Private Warrants and warrants that may be issued upon conversion of Working Capital Loans (and in each case holders of their underlying shares, as applicable) will have registration rights to require the Company to register the sale of any of the securities held by them pursuant to a registration rights agreement. The holders of the majority of these securities will be entitled to certain demand rights that the Company register such securities for sale under the Securities Act. In addition, these holders will have certain “piggy-back” registration rights to include their securities in other registration statements filed subsequent to the completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,890,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the deferred fee includes an additional $0.08 per unit, or $1,840,000 in the aggregate that was due in December 2021. In December 2021, the Company paid $1,825,600 to the underwriters. The fees were paid by the Sponsor and are included as a liability, due to the Sponsor on the balance sheet.

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

NOTE 7 — STOCKHOLDERS’ EQUITY

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2021 and 2020, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and were classified in temporary equity outside of shareholders’ (deficit) equity on the balance sheet. At December 31, 2020, there were no shares of Class A common stock issued or outstanding.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At December 31, 2021 and 2020, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

The shares of Class B common stock will automatically convert into shares of Class A common stock at the time of a Business Combination on a one-for-one basis, subject to adjustment. In the case that additional shares of Class A common stock, or equity-linked securities, are issued or deemed issued in excess of the amounts offered in the Public Offering and related to the closing of a Business

Combination, the ratio at which shares of Class B common stock shall convert into shares of Class A common stock will be adjusted (unless the holders of a majority of the outstanding shares of Class B common stock agree to waive such adjustment with respect to any such issuance or deemed issuance) so that the number of shares of Class A common stock issuable upon conversion of all shares of Class B common stock will equal, in the aggregate, on an as-converted basis, 20% of the sum of the total number of all shares of common stock outstanding upon the completion of the Public Offering plus all shares of Class A common stock and equity-linked securities issued or deemed issued in connection with a Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in a Business Combination).

NOTE 8 — WARRANT LIABILITIES

Public Warrants may only be exercised for a whole number of shares. No fractional warrants will be issued upon separation of the Units and only whole warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Public Offering. The Public Warrants will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

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

The Private Warrants are identical to the Public Warrants underlying the Units sold in the Public Offering, except that the Private Warrants and the Class A common stock issuable upon the exercise of the Private Warrants will not be transferable, assignable or salable until 30 days after the completion of a Business Combination, subject to certain limited exceptions. Additionally, the Private Warrants will be exercisable on a cashless basis and be non-redeemable (subject to certain exceptions) so long as they are held by the initial purchasers or their permitted transferees. If the Private Warrants are held by someone other than the initial purchasers or their permitted transferees, the Private Warrants will be redeemable by the Company and exercisable by such holders on the same basis as the Public Warrants.

NOTE 9 — INCOME TAX

In the December 31, 2020 Form 10-K, the provision for income taxes was deemed to be immaterial. The Company’s net deferred tax assets at December 31, 2021 and 2020 are as follows:

	December 31,	December 31,
	2021	2020
Deferred tax assets
Net operating loss carryforward	$44,008	$269
Business Combination Expenses	388,391	—
Total deferred tax assets	432,399	269
Valuation Allowance	(432,399)	(269)
Deferred tax assets	$—	$—

The income tax provision for the year ended December 31, 2021 and for the period from November 9, 2020 (inception) through December 31, 2020 consists of the following:

	December 31,	December 31,
	2021	2020
Federal
Deferred	$(432,130)	$(269)

Change in valuation allowance	432,130	269

Income tax provision	$—	$—

As of December 31, 2021 and 2020, the Company had $208,282 and $1,282 of U.S. federal and state net operating loss carryovers available to offset future taxable income, respectively.

In assessing the realization of the deferred tax assets, management considers whether it is more likely than not that some portion of all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences representing net future deductible amounts become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. After consideration of all of the information available, management believes that significant uncertainty exists with respect to future realization of the deferred tax assets and has therefore established a full valuation allowance. For the year ended December 31, 2021, the change in the valuation allowance was $432,130. For the period from November 9, 2020 (inception) through December 31, 2020, the change in the valuation allowance was $269.

A reconciliation of the federal income tax rate to the Company’s effective tax rate is as follows for the years ended:

	December 31, 2021	December 31, 2020
Statutory federal income tax rate	21.0%	21.0%
State taxes, net of federal tax benefit	0.0%	0.0%
Transaction costs allocated to warrants	1.9%	0.0%
Change in fair value of warrants	(29.5)%	0.0%
Valuation allowance	6.6%	(21.0)%
Income tax provision	0.0%	0.0%

NOTE 10 — FAIR VALUE MEASUREMENTS

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

At December 31, 2021, assets held in the Trust Account were comprised of $230,021,427 in cash and money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		December 31,
	Level	2021
Assets:
Cash and marketable securities held in Trust Account	1	$230,021,427

Derivative Liabilities:
Warrant Liability – Public Warrants	1	$3,986,667
Warrant Liability – Private Placement Warrants	3	$1,533,600

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying December 31, 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

The Private Warrants were initially valued using a Modified Black Scholes Option Pricing Model, which is considered to be a Level 3 fair value measurement. The Modified Black Scholes model’s primary unobservable input utilized in determining the fair value of the Private Warrants is the expected volatility of the common stock. The expected volatility as of the Public Offering date was derived from observable Public warrant pricing on comparable ‘blank-check’ companies without an identified target. The expected volatility as of subsequent valuation dates was implied from the Company’s own Public Warrant pricing. A Monte Carlo simulation methodology was used in estimating the fair value of the Public Warrants for periods where no observable traded price was available, using the same expected volatility as was used in measuring the fair value of the Private Warrants. For periods subsequent to the detachment of the warrants from the Units, the close price of the Public Warrant price was used as the fair value as of each relevant date.

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of January 1, 2021	$—	$—	$—
Initial measurement on January 14, 2021	4,032,800	10,503,333	14,536,133
Change in valuation inputs or other assumptions	(2,499,200)	(6,516,666)	(9,015,866)
Fair value as of December 31, 2021	$1,533,600	$3,986,667	$5,520,267

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement during the year ended December 31, 2021 was $4,600,000.

The estimated fair value of the Level 3 Private Placement and Public Warrants was based on the following significant inputs:

	Private Placement	Private Placement	Public
	Warrants	Warrants	Warrants
	December 31, 2021	January 14, 2021	January 14, 2021
Risk-free interest rate	1.35%	0.74%	0.74%
Years	5.99	6.50	6.50
Expected volatility	9.15%	20.0%	20.0%
Exercise price	$11.50	$11.50	$11.50
Stock Price	$9.75	$9.53	$9.53

The estimated fair value of the Convertible Promissory Note was based on the following significant inputs:

December 31, 2021
Risk-free interest rate	1.34%
Trading days per year	252
Expected volatility	9.58%
Exercise price	$11.50
Stock Price	$9.75
Probability of transaction	80.0%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Convertible
Promissory
Note
Fair value as of January 1, 2021	$—
Proceeds received through Convertible Promissory Note	1,000,000
Change in valuation inputs or other assumptions	(270,990)
Fair value as of December 31, 2021	$729,010

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the year ended December 31, 2021 for the convertible promissory note.

NOTE 11 —  SUBSEQUENT EVENTS

On December 13, 2021, Group Nine Media, Inc. (“Group Nine Media”), the sole member of our Sponsor, entered into an Agreement and Plan of Merger by and between Vox Media Holdings, Inc. (“Vox Media”), Voyager Merger Sub, Inc., a subsidiary of Vox Media (“Merger Sub”), and Group Nine Media (the “Merger Agreement”). Pursuant to the Merger Agreement, Group Nine Media merged with the Merger Sub and became a wholly owned subsidiary of Vox Media (the “Merger”). The transaction closed on February 22, 2022.

As a result of the acquisition, Vox Media wholly owns our Sponsor. Our Sponsor holds 5,625,000 shares of our Class B common stock, which represents approximately 20% of our issued and outstanding shares of common stock, and as such Vox Media is able to unilaterally control the election of our board of directors (“Board”) and, ultimately, the direction of the Company until our initial business combination, if any.

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. The Company did not identify any additional subsequent events that would have required adjustment or disclosure in the financial statements.