Form 10-Q
period 2022-03-31
Group Nine Acquisition Corp.
filed 2022-05-11
CIK 1832250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2022

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

As of May 9, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GROUP NINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)	1
Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three months ended March 31, 2022 and 2021 (unaudited)	2
Condensed Statements of Changes in Redeemable Class A Common Stock and Stockholders’ Deficit for the three months ended March 31, 2022 and 2021 (unaudited)	3
Condensed Statements of Cash Flows for the three months ended March 31, 2022 and 2021 (unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	24
Item 4. Controls and Procedures	24
Part II. Other Information
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	27
Part III. Signatures	28

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GROUP NINE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$69,053	$69,053
Prepaid expenses	838,627	1,021,033
Total current assets	907,680	1,090,086

Cash and marketable securities held in Trust Account	230,041,933	230,021,427
TOTAL ASSETS	$230,949,613	$231,111,513

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$229,498	$312,942
Due to Sponsor	3,018,560	2,664,092
Convertible Promissory note – related party	917,631	729,010
Total current liabilities	4,165,689	3,706,044

Warrant liabilities	3,055,467	5,520,267
Deferred underwriting fee payable	8,064,400	8,064,400
TOTAL LIABILITIES	15,285,556	17,290,711

Commitments and Contingencies (Note 6)

Redeemable Class A Common Stock
Class A common stock subject to possible redemption, 23,000,000 shares at March 31, 2022 and December 31, 2021, respectively (at redemption value of $10 per share)	230,000,000	230,000,000

Stockholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption), at March 31, 2022 and December 31, 2021;	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding, at March 31, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(14,336,518)	(16,179,773)
Total Stockholders’ Deficit	(14,335,943)	(16,179,198)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$230,949,613	$231,111,513

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2022	2021
Operating and formation costs	$453,430	$576,315
Loss from operations	(453,430)	(576,315)

Other income (expense):
Change in fair value of warrant liabilities	2,464,800	8,146,933
Transaction costs related to warrant liabilities	—	(609,099)
Change in fair value of convertible promissory note	(188,621)	—
Interest earned on marketable securities held in Trust Account	20,506	4,096
Total other income, net	2,296,685	7,541,930

Net income	$1,843,255	$6,965,615

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,000,000	18,089,888

Basic and diluted net income (loss) per common share, Class A common stock subject to possible redemption	$0.06	$(0.71)

Basic and diluted weighted average shares outstanding, Class B Non-redeemable common stock	5,750,000	5,583,333

Basic and diluted net income (loss) per common share, Class B Non-redeemable common stock	$0.06	$(0.71)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2022

	Class A Common Stock		Class B		Additional		Total
	Subject to Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	23,000,000	$230,000,000	5,750,000	$575	$—	$(16,179,773)	$(16,179,198)

Net income	—	—	—	—	—	1,843,255	1,843,255

Balance — March 31, 2022	23,000,000	$230,000,000	5,750,000	$575	—	$(14,336,518)	$(14,335,943)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Common Stock		Class B		Additional		Total
	Subject to Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance — December 31, 2020	—	$—	5,750,000	$575	$24,425	$(1,282)	$23,718

Sale of 23,000,000 Units, net of underwriting discounts and offering expenses	23,000,000	206,949,492	—	—	—	—	—

Cash proceeds received in excess of fair value for Placement Warrants	—	—	—	—	227,200	—	227,200

Deemed Dividend	—	23,050,508	—	—	(251,625)	(22,798,883)	(23,050,508)

Net income	—	—	—	—	—	6,965,615	6,965,615

Balance — March 31, 2021	23,000,000	$230,000,000	5,750,000	$575	—	$(15,834,550)	$(15,833,975)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$1,843,255	$6,965,615
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(20,506)	(4,096)
Change in fair value of warrant liabilities	(2,464,800)	(8,146,933)
Change in fair value of convertible promissory note	188,621	—
Transaction costs related to warrant liabilities	—	609,099
Changes in operating assets and liabilities:
Prepaid expenses	182,406	(975,500)
Accrued expenses	(83,444)	449,912
Net cash used in operating activities	(354,468)	(1,101,903)

Cash Flows from Investing Activities:
Investment of cash deposited in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	227,240,000
Proceeds from sale of Private Warrants	—	4,260,000
Proceeds from convertible promissory note - related party	—	481,056
Repayment of promissory note	—	(458,681)
Due to Sponsor	354,468	—
Payment of offering costs	—	(419,931)
Net cash provided by financing activities	354,468	231,102,444

Net Change in Cash	—	541
Cash – Beginning	69,053	25,000
Cash – Ending	$69,053	$25,541

Non-Cash Investing and Financing Activities:
Accretion to redemption value	$—	$23,050,508
Initial classification of common stock subject to possible redemption	$—	$230,000,000
Deferred underwriting fee payable	$—	$9,890,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

MARCH 31, 2022

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from November 9, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account and includes transaction costs related to warrant liabilities and changes in fair value of warrant liabilities and convertible debt (as defined below).

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

March 31, 2022

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including transaction costs related to warrant liabilities of $609,099 were reclassified out of operating and formation costs and included within other income (expense) on the condensed statement of operations for the three months ended March 31, 2021. These reclassifications had no effect on the previously reported total assets, total liabilities, stockholders' equity, net income or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

Income Taxes

The Company complies with the accounting and reporting requirements of ASC Topic 740 “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of March 31, 2022 and December 31, 2021, the Company had a deferred tax asset of approximately $523,313 and $432,399, respectively, which had a full valuation allowance recorded against it.

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 10,506,667 shares of Common Stock at $11.50 per share were issued on January 20, 2021. No warrants were exercised during the three months ended March 31, 2022 and 2021. The 10,506,667 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021 as the exercise price of the warrants was less than the average market price for the period. The deemed dividend associated with the redeemable shares of Class A common stock is included in income per common share in the IPO quarter and year to date calculation in which the IPO occurred. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

The following tables reflect the calculation of basic and diluted net income (loss) per common share (in dollars, except per share amounts):

	For the three months ended March 31, 2022		For the three months ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share:
Numerator:
Allocation of net income (loss)	$1,474,604	$368,651	$5,322,774	$1,642,841
Deemed Dividend			(18,079,485)	(5,580,122)
Allocable net income (loss)	1,474,604	368,651	(12,756,711)	(3,937,281)

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	18,089,888	5,583,333
Basic and diluted net income (loss) per share	$0.06	$0.06	$(0.71)	$(0.71)

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the Company’s balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 3. INITIAL PUBLIC OFFERING

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

As of March 31, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

As of March
31, 2022 and December
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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 shares transferred or allocated to the Company’s director nominees and affiliates of its sponsor group in January 2021 was $280,000 or $5.60 per share. The fair value of the 25,000 shares allocated to the Company’s director nominee on March 2, 2021 was $160,000 or $6.40 per share. The fair value of the 25,000 shares allocated to the Company’s director nominee on March 4, 2021 was $164,750 or $6.59 per share. The fair value of the 25,000 shares allocated to the Company’s consultant on May 18, 2021 was $190,000 or $7.60 per share. The fair value of the 125,000 transferred shares is $794,750. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

The Sponsor, directors and consultants have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until 180 days after the completion of a Business Combination.

Advances from Related Party and Due to Sponsor

As of March 31, 2022 and December 31, 2021, the Sponsor paid for certain offering and other operating costs on behalf of the Company amounting to $3,018,560 and $2,664,092, respectively. The advances are non-interest bearing and are due on demand.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Promissory Note — Related Party

On November 9, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. As of March 31, 2022 and December 31, 2021, there were no borrowings under this note and there are no longer borrowings available under this note.

Convertible Promissory Note — Related Party

On March 29, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to a new promissory note (the “New Note”). The New Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the New Note may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At March 31, 2022 and December 31, 2021, there was $1,000,000 of borrowings under a New Note. This note was valued using the fair value method. The fair value of the note as of March 31, 2022 and December 31, 2021 was $917,631 and $729,010, respectively, which resulted in a change in fair value of the convertible promissory note of $188,621 recorded in the statement of operations for the three months ended March 31, 2022 (see Note 9).

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of March 31, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

March 31, 2022

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

Agreement and Plan of Merger

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

NOTE 7. STOCKHOLDER’S DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and were classified in temporary equity outside of shareholders’ (deficit) equity on the balance sheets.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At March 31, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

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

March 31, 2022

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

At March 31, 2022, assets held in the Trust Account were comprised of $230,041,933 in cash and money market funds which are invested primarily in U.S. Treasury Securities. Through March 31, 2022, the Company has not withdrawn any interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $230,021,427 in cash and money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		March 31,	December 31,
	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$230,041,933	230,021,427

Derivative Liabilities:
Warrant Liability – Public Warrants	1	$2,146,667	3,986,667
Warrant Liability – Private Placement Warrants	3	$908,800	1,533,600
Convertible Promissory Note	3	$917,631	729,010

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying March 31, 2022 and December 31, 2021 balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the statements of operations.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$1,533,600	$3,986,667	$5,520,267
Change in valuation inputs or other assumptions	(624,800)	(1,840,000)	(2,464,800)
Fair value as of March 31, 2022	$908,800	$2,146,667	$3,055,467

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the three months ended March 31, 2022 and March 31, 2021, there were no transfers and the estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement was $4,600,000, respectively.

The estimated fair value of the Level 3 Private Placement and Public Warrants was based on the following significant inputs:

	Private Placement	Private Placement
	Warrants	Warrants
	March 31, 2022	December 31, 2021
Risk-free interest rate	2.41%	1.35%
Years	5.75	5.99
Expected volatility	4.5%	9.15%
Exercise price	$11.50	$11.50
Stock Price	$9.79	$9.75

The estimated fair value of the Convertible Promissory Notes was based on the following significant inputs:

	March 31, 2022	December 31, 2021
Risk-free interest rate	$2.38%	$1.34%
Trading days per year	252	252
Expected volatility	4.1%	9.58%
Exercise price	$11.50	$11.50
Stock Price	$9.79	$9.75
Probability of transaction	100.0%	80.0%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Notes:

Convertible
Promissory
Note
Fair value as of December 31, 2021	$729,010
Change in valuation inputs or other assumptions	188,621
Fair value as of March 31, 2022	$917,631

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three months ended March 31, 2021 and March 31, 2022 for the convertible promissory notes.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

March 31, 2022

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

On January 20, 2021 (the “IPO Closing Date”), we consummated our Public Offering of 23,000,000 Units of the Company, including 3,000,000 Units issued pursuant to the exercise of the underwriter’s over-allotment option. Each Unit consists of one share of Class A common stock and one-third of one public Warrant, each whole Warrant entitling the holder thereof to purchase one share of Class A common stock at an exercise price of $11.50 per share of Class A common stock. The Units were sold at a price of $10.00 per share, generating gross proceeds to us of $230,000,000. Simultaneously with the IPO Closing Date, we completed the private sale of an aggregate of 2,840,000 warrants to our Sponsor at a price of $1.50 per Private Placement Warrant, each exercisable to purchase one share of Class A common stock at $11.50 per share, generating gross proceeds to us of $4,260,000. The Private Placement Warrants have terms and provisions that are identical to those of the public Warrants sold as part of the Units in the Public Offering, except that the Private Placement Warrants may be physical (cash) or net share (cashless) settled and are not redeemable so long as they are held by the Sponsor or its permitted transferees. The sale of the Private Placement Warrants was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through March 31, 2022 were organizational activities and those necessary to prepare for our Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended March 31, 2022, we had net income of approximately $1.8 million, which consists of approximately $2.5 million derived from changes in fair value of warrant liabilities and interest earned on marketable securities held in Trust Account of approximately $0.02 million, offset by operating costs of approximately $0.45 million and approximately $0.19 million derived from the change in fair value of the convertible note.

For the three months ended March 31, 2021, we had net income of approximately $7.0 million, which consists of income of approximately $8.1 million derived from the changes in fair value of the warrant liability offset by offset by transaction costs associated with the Initial Public Offering of approximately $0.6 million and operation costs of approximately $0.58 million.

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

For the three months ended March 31, 2022, net cash used by operating activities was approximately $0.35 million. Net income of approximately $1.8 million was affected by noncash items such as the change in fair value of the warrant liability of approximately $2.5 million, change in fair value of convertible promissory notes of approximately $0.2 million, and interest earned on marketable securities held in trust account of approximately $0.02 million. Changes in operating assets and liabilities provided of approximately $0.03 million of cash from operating activities.

For the three months ended March 31, 2021, net cash used in operating activities was approximately $1.1 million. Net income of approximately $7.0 million was affected by noncash items such as the change in fair value of the warrant liability of approximately $8.1 million, interest earned on marketable securities held in trust account of approximately $4 thousand and transaction costs associated with the Initial Public Offering of approximately $0.6 million. Changes in operating assets and liabilities used approximately $500 thousand of cash from operating activities.

At March 31, 2022, we had cash held in the Trust Account of $230,041,933. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At March 31, 2022, we had cash of $69,053 held outside of the Trust Account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 10,506,667 shares of Common Stock at $11.50 per share were issued on January 20, 2021. No warrants were exercised during the three months ended March 31, 2022. The 10,506,667 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three months ended March 31, 2022 and 2021, as the exercise price of the warrants was less than the average market price for the period. The deemed dividend associated with the redeemable shares of Class A common stock is included in income per common share in the Public Offering quarter and year to date calculation in which the Public Offering occurred. As a result, diluted net income per common share is the same as basic net loss per common share for the period.

Recent Accounting Standards

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2022, we were not subject to any market or interest rate risk. Following the consummation of the Public Offering, the net proceeds of the Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should consider carefully the risks and uncertainties described below, in addition to the other information contained herein and our other filings with the SEC, including our financial statements and related notes herein and our other filings with the SEC. In addition to the information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022 (“Form 10-K”), which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those described in our Form 10-K, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules that would, among other items, impose additional disclosure requirements in initial public offerings by SPACs and business combination transactions involving SPACs and private operating companies; amend the financial statement requirements applicable to business combination transactions involving such companies; update and expand guidance regarding the general use of projections in SEC filings, as well as when projections are disclosed in connection with proposed business combination transactions; increase the potential liability of certain participants in proposed business combination transactions; and impact the extent to which SPACs could become subject to regulation under the Investment Company Act of 1940. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our business, including our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Through March 31, 2022, we incurred $506,274 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $2,760,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $8,050,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 14, 2021 which was filed with the SEC.

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

As of March 31, 2022, $230,041,933 was held in the Trust Account, and we had approximately $69,053 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GROUP NINE ACQUISITION CORP.

Date: May 10, 2022	By:	/s/ Sean Macnew
	Name:	Sean Macnew
	Title:	Chief Financial Officer
(Principal Financial Officer)