Form 10-Q
period 2022-06-30
Group Nine Acquisition Corp.
filed 2022-08-15
CIK 1832250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2022

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

As of August 12, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GROUP NINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GROUP NINE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$69,053	$69,053
Prepaid expenses	586,721	1,021,033
Total current assets	655,774	1,090,086

Cash and marketable securities held in Trust Account	230,334,094	230,021,427
TOTAL ASSETS	$230,989,868	$231,111,513

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$339,099	$312,942
Due to Sponsor	3,222,977	2,664,092
Income taxes payable	8,932	—
Convertible Promissory note – related party	929,820	729,010
Total current liabilities	4,500,828	3,706,044

Warrant liabilities	1,661,200	5,520,267
Deferred underwriting fee payable	8,064,400	8,064,400
TOTAL LIABILITIES	14,226,428	17,290,711

Commitments and Contingencies (Note 6)

Redeemable Class A Common Stock
Class A common stock subject to possible redemption, 23,000,000 shares at June 30, 2022 and December 31, 2021, respectively (at redemption value of $10 per share)	230,000,000	230,000,000

Stockholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption), at June 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding, at June 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(13,237,135)	(16,179,773)
Total Stockholders’ Deficit	(13,236,560)	(16,179,198)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$230,989,868	$231,111,513

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Formation and operating costs	$565,924	$602,866	$1,019,354	$1,179,181
Loss from operations	(565,924)	(602,866)	(1,019,354)	(1,179,181)

Other income (expense):
Change in fair value of warrant liabilities	1,394,267	(6,150,667)	3,859,067	1,996,266
Transaction costs related to warrant liabilities	—	—	—	(609,099)
Change in fair value of convertible promissory note	(12,189)	(8,813)	(200,810)	(8,813)
Interest earned on marketable securities held in Trust Account	292,161	5,735	312,667	9,831
Total other income (expense), net	1,674,239	(6,153,745)	3,970,924	1,388,185

Income before provision for income taxes	1,108,315	(6,756,611)	2,951,570	209,004
Provision for income taxes	(8,932)	—	(8,932)	—
Net income (loss)	$1,099,383	$(6,756,611)	$2,942,638	$209,004

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,000,000	23,000,000	23,000,000	20,572,222

Basic and diluted net income (loss) per share, Class A common stock subject to possible redemption	$0.04	$(0.24)	$0.10	$(0.89)

Basic and diluted weighted average shares outstanding, Class B Non-redeemable common stock	5,750,000	5,750,000	5,750,000	5,667,127

Basic and diluted net income (loss) per share, Class B Non-redeemable common stock	$0.04	$(0.24)	$0.10	$(0.89)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Class A Common Stock		Class B		Additional		Total
	Subject to Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	23,000,000	$230,000,000	5,750,000	$575	$—	$(16,179,773)	$(16,179,198)

Net income	—	—	—	—	—	1,843,255	1,843,255

Balance — March 31, 2022	23,000,000	230,000,000	5,750,000	575	—	(14,336,518)	(14,335,943)

Net income	—	—	—	—	—	1,099,383	1,099,383

Balance — June 30, 2022	23,000,000	$230,000,000	5,750,000	$575	—	$(13,237,135)	$(13,236,560)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Common Stock		Class B		Additional		Total
	Subject to Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	5,750,000	$575	$24,425	$(1,282)	$23,718

Sale of 23,000,000 Units, net of underwriting discounts and offering expenses	23,000,000	206,949,492	—	—	—	—	—

Cash proceeds received in excess of fair value for Placement Warrants	—	—	—	—	227,200	—	227,200

Deemed Dividend	—	23,050,508	—	—	(251,625)	(22,798,883)	(23,050,508)

Net income	—	—	—	—	—	6,965,615	6,965,615

Balance — March 31, 2021	23,000,000	$230,000,000	5,750,000	575	—	(15,834,550)	(15,833,975)

Net loss	—	—	—	—	—	(6,756,611)	(6,756,611)

Balance — June 30, 2021	23,000,000	$230,000,000	5,750,000	$575	—	$(22,591,161)	$(22,590,586)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$2,942,638	$209,004
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(312,667)	(9,831)
Change in fair value of warrant liabilities	(3,859,067)	(1,996,266)
Change in fair value of convertible promissory note	200,810	8,813
Transaction costs related to warrant liabilities	—	609,099
Changes in operating assets and liabilities:
Prepaid expenses	434,312	(1,373,348)
Income tax payable	8,932	—
Accrued expenses	26,157	558,749
Net cash used in operating activities	(558,885)	(1,993,780)

Cash Flows from Investing Activities:
Investment of cash deposited in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	227,240,000
Proceeds from sale of Private Placement Warrants	—	4,260,000
Proceeds from promissory note - related party	—	981,056
Repayment of promissory note - related party	—	(458,681)
Due to Sponsor	558,885	434,989
Payment of offering costs	—	(419,931)
Net cash provided by financing activities	558,885	232,037,433

Net Change in Cash	—	43,653
Cash – Beginning	69,053	25,000
Cash – Ending	$69,053	$68,653

Non-Cash Investing and Financing Activities:
Accretion to redemption value	$—	$—
Initial classification of common stock subject to possible redemption	$—	$230,000,000
Deferred underwriting fee payable	$—	$9,890,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2022

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from November 9, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account and includes transaction costs related to warrant liabilities and changes in fair value of warrant liabilities and convertible debt (as defined below).

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

June 30, 2022

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including transaction costs related to warrant liabilities of $609,099 were reclassified out of operating and formation costs and included within other income (expense) on the condensed statement of operations for the six months ended June 30, 2021. These reclassifications had no effect on the previously reported total assets, total liabilities, stockholders’ equity, net income or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

June 30, 2022

(Unaudited)

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

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of June 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and six months ended June 30, 2022 and 2021, due to changes in fair value in warrant liabilities, changes in fair value of the Convertible promissory note, and the valuation allowance on the deferred tax assets.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company has identified the United States as its only “major” tax jurisdiction. The Company is subject to income taxation by major taxing authorities since inception. These examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with federal and state tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 10,506,667 shares of Common Stock at $11.50 per share were issued on January 20, 2021. No warrants were exercised during the three and six months ended June 30, 2022 and 2021. The 10,506,667 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021 as the exercise price of the warrants was less than the average market price for the period. The deemed dividend associated with the redeemable shares of Class A common stock is included in income per common share in the IPO quarter and year to date calculation in which the IPO occurred. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

	Three Months Ended June 30, 2022		Three Months Ended June 30, 2021		Six Months Ended June 30, 2022		Six Months Ended June 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per share
Numerator:
Allocable net income (loss)	$879,506	$219,877	$(5,405,289)	$(1,351,322)	$2,354,110	$588,528	$(18,385,784)	$(5,064,819)

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	20,572,222	5,667,127
Basic and diluted net income (loss) per share	$0.04	$0.04	$(0.24)	$(0.24)	$0.10	$0.10	$(0.89)	$(0.89)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

As of June 30, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

As of June
30, 2022 and December
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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 shares transferred or allocated to the Company’s director nominees and affiliates of its sponsor group in January 2021 was $280,000 or $5.60 per share. The fair value of the 25,000 shares allocated to the Company’s director nominee on March 2, 2021 was $160,000 or $6.40 per share. The fair value of the 25,000 shares allocated to the Company’s director nominee on March 4, 2021 was $164,750 or $6.59 per share. The fair value of the 25,000 shares allocated to the Company’s consultant on May 18, 2021 was $190,000 or $7.60 per share. The fair value of the 125,000 transferred shares is $794,750. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

The Sponsor, directors and consultants have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until 180 days after the completion of a Business Combination.

On May 27, 2022, the Sponsor, Group Nine Media LLC, a Delaware limited liability company (the “Seller”) and 890 5th Avenue Partners, LLC (the “Buyer”) entered into a Membership Interest Purchase Agreement pursuant to which the Buyer agreed to assist in the completion of an initial business combination of the Company and the Seller delivered to the Buyer equity interests in the Sponsor (the “Subject Interests”) equivalent to 4,025,000 shares of Class B common stock for consideration of $17,500. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 4,025,000 shares sold to the buyer on May 27, 2022 was $23,586,500 or $5.86 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Solely with respect to the transfer of the Subject Interest, the Board of Directors of the Company has agreed to waive Section 7(a) of that certain Letter Agreement, dated January 14, 2021, among the Company and its officers, directors and Sponsor (the “Letter Agreement”), pursuant to which each insider agreed that it would not, transfer any Founder Shares (or shares of common stock issuable upon conversion thereof) (as defined in the Letter Agreement) until the earlier of (A) one year after the completion of the Company’s initial business combination and (B) subsequent to the Company’s initial business combination, if the last reported sale price of the Company’s common stock equals or exceeds $12.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the Company’s initial business combination or (y) the date on which the Company completes a liquidation, merger, stock exchange, reorganization or other similar transaction that results in all of the Company’s stockholders having the right to exchange their shares of common stock for cash, securities or other property). The Subject Interest remains subject to the terms of the Letter Agreement on the same terms as the other Founder Shares held by the Sponsor and the other parties thereto.

Advances from Related Party and Due to Sponsor

As of June 30, 2022 and December 31, 2021, the Sponsor paid for certain offering and other operating costs on behalf of the Company amounting to $3,222,977 and $2,664,092, respectively. The advances are non-interest bearing and are due on demand.

Promissory Note — Related Party

On November 9, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. As of June 30, 2022 and December 31, 2021, there were no borrowings under this note and there are no longer borrowings available under this note.

Convertible Promissory Note — Related Party

On March 29, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to a new promissory note (the “New Note”). The New Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the New Note may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At June 30, 2022 and December 31, 2021, there was $1,000,000 of borrowings under a New Note. This note was valued using the fair value method. The fair value of the note as of June 30, 2022 and December 31, 2021 was $929,820 and $729,010, respectively, which resulted in a change in fair value of the convertible promissory note of $12,189 and $200,810, recorded in the statements of operations for the three and six months ended June 30, 2022, respectively (see Note 9).

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of June 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

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

As a result of the acquisition, Vox Media controls our Sponsor. Our Sponsor holds 5,625,000 shares of our Class B common stock, which represents approximately 20% of our issued and outstanding shares of common stock, and as such Vox Media is able to unilaterally control the election of our board of directors (“Board”) and, ultimately, the direction of the Company until our initial business combination, if any. As described in Note 5, while the Sponsor owns all our shares of Class B common stock, 890 5th Avenue Partners, LLC owns equity interests in the Sponsor equivalent to 4,025,000 shares of Class B common stock.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

Transaction Services Agreement

On May 27, 2022, Group Nine SPAC LLC entered into a Transaction Services Agreement with 890 5th Avenue Partners, LLC (the “Service Provider”) to provide business advisory services in relation to the pursuit of consummating a Business Combination. In consideration of these services the Company will pay $15,000 monthly. If a target has been identified by the Service Provider, LLC and approved by the Company’s board of directors, the Company shall continue to pay to Service Provider the monthly cash fee until the earlier to occur of (a) the closing of the business combination, (b) the exercise of the repurchase right under Section 10.3 of the LLC Agreement, or (c) the liquidation, dissolution or winding up of the Company if it fails to consummate a business combination within the required time period. For the three and six months ended June 30, 2022 the company has incurred $30,000 and $30,000, respectively, of which is accrued and included on the Company’s condensed balance sheet and condensed statement of operations.

NOTE 7. STOCKHOLDER’S DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and were classified in temporary equity outside of shareholders’ deficit on the condensed balance sheets.

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

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

June 30, 2022

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

At June 30, 2022, assets held in the Trust Account were comprised of $230,334,094 in cash and money market funds which are invested primarily in U.S. Treasury Securities. Through June 30, 2022, the Company has not withdrawn any interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $230,021,427 in cash and money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any interest earned on the Trust Account.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		June 30,	December 31,
	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$230,334,094	230,021,427

Derivative Liabilities:
Warrant Liability – Public Warrants	1	$1,150,000	3,986,667
Warrant Liability – Private Placement Warrants	3	$511,200	1,533,600
Convertible Promissory Note	3	$929,820	729,010

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying June 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$1,533,600	$3,986,667	$5,520,267
Change in valuation inputs or other assumptions	(1,022,400)	(2,836,667)	(3,859,067)
Fair value as of June 30, 2022	$511,200	$1,150,000	$1,661,200

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the six months ended June 30, 2022 and 2021, there were no transfers and the estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement was $4,600,000, respectively.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

June 30, 2022

(Unaudited)

The estimated fair value of the Level 3 Private Placement and Public Warrants was based on the following significant inputs:

	Private Placement	Private Placement
	Warrants	Warrants
	June 30, 2022	December 31, 2021
Risk-free interest rate	3.02%	1.35%
Years	5.50	5.99
Expected volatility	1.4%	9.15%
Exercise price	$11.50	$11.50
Stock Price	$9.84	$9.75

The estimated fair value of the Convertible Promissory Note was based on the following significant inputs:

	June 30, 2022	December 31, 2021
Risk-free interest rate	$2.97%	$1.34%
Trading days per year	252	252
Expected volatility	1.3%	9.58%
Exercise price	$11.50	$11.50
Stock Price	$9.84	$9.75
Probability of transaction	100.0%	80.0%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Convertible
Promissory
Note
Fair value as of December 31, 2021	$729,010
Change in valuation inputs or other assumptions	200,810
Fair value as of June 30, 2022	$929,820

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2022 for the convertible promissory note.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) and our other filings with the SEC. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through June 30, 2022 were organizational activities and those necessary to prepare for our Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended June 30, 2022, we had net income of approximately $1.1 million, which consists of approximately $1.4 million derived from changes in fair value of warrant liabilities and interest earned on marketable securities held in Trust Account of approximately $0.3 million, offset by operating costs of approximately $0.6 million and approximately $12 thousand derived from the change in fair value of the convertible note and approximately $9 thousand derived from provision for income taxes.

For the six months ended June 30, 2022, we had net income of approximately $2.9 million, which consists of approximately $3.9 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust Account of approximately $0.3 million, offset by operating costs of approximately $1.0 million and approximately $0.2 million derived from the change in fair value of the convertible note and approximately $9 thousand derived from provision for income taxes.

For the three months ended June 30, 2021, we had net loss of approximately $6.8 million, which consists of operating costs of approximately $0.6 million, approximately $6.2 million derived from changes in fair value of warrant liabilities and approximately $9 thousand derived from the change in fair value of the convertible note, offset by interest earned on marketable securities held in Trust Account of approximately $6 thousand.

For the six months ended June 30, 2021, we had net income of approximately $0.2 million, which consists of income of approximately $2.0 million derived from the changes in fair value of the warrant liabilities and interest earned on marketable securities held in Trust Account of approximately $10 thousand, offset by transaction costs related to warrant liabilities of $0.6 million, approximately $9 thousand derived from the change in fair value of the convertible note and operating costs of approximately $1.2 million.

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

For the six months ended June 30, 2022, net cash used by operating activities was approximately $0.56 million. Net income of approximately $2.9 million was affected by noncash items such as the change in fair value of the warrant liabilities of approximately $3.9 million, change in fair value of convertible promissory notes of approximately $0.2 million, and interest earned on marketable securities held in trust account of approximately $0.3 million. Changes in operating assets and liabilities provided approximately $0.47 million of cash from operating activities.

For the six months ended June 30, 2021, net cash used by operating activities was approximately $1.9 million. Net income of $.2 million was affected by approximately $2.0 million derived from the changes in fair value of the warrant liabilities, transaction costs related to warrant liabilities of $0.6 million, interest earned on marketable securities held in Trust Account of approximately $10 thousand, and approximately $9 thousand derived from the change in fair value of the convertible note. Changes in operating assets and liabilities used approximately of $0.8 million of cash from operating activities.

At June 30, 2022, we had cash held in the Trust Account of $230,334,094. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At June 30, 2022, we had cash of $69,053 held outside of the Trust Account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 10,506,667 shares of Common Stock at $11.50 per share were issued on January 20, 2021. No warrants were exercised during the three months ended June 30, 2022. The 10,506,667 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and six months ended June 30, 2022 and 2021, as the exercise price of the warrants was less than the average market price for the period. The deemed dividend associated with the redeemable shares of Class A common stock is included in income (loss) per common share in the Public Offering quarter and year to date calculation in which the Public Offering occurred. As a result, diluted net income (loss) per common share is the same as basic net income (loss) per common share for the period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of the Public Offering, the net proceeds of the Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective, due solely to the material weakness in our internal control over financial reporting related to the Company’s accounting for complex financial instruments. As a result, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022 (“Form 10-K” and our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (“Q1 Form 10-Q”), filed with the SEC on May 11, 2022), which could materially affect our businesses, financial condition, or future results. As of the date of this Quarterly Report on Form 10-Q, there have been no material changes in our risk factors from those described in our Form 10-K or Q1 Form 10-Q. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

After deducting the underwriting discounts and commissions (excluding the deferred underwriting commissions, which amount will be payable upon the consummation of our Business Combination, if consummated) and the estimated offering expenses, the total net proceeds from our Public Offering and the sale of the Private Placement Warrants were $234,260,000, of which $230,000,000 (or $10.00 per share sold in the Public Offering) was placed in the Trust Account in the United States maintained by the Trustee.

Through June 30, 2022, we incurred $506,274 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $2,760,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $8,050,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 14, 2021 which was filed with the SEC.

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

As of June 30, 2022, $230,334,094 was held in the Trust Account, and we had approximately $69,053 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GROUP NINE ACQUISITION CORP.

Date: August 12, 2022	By:	/s/ Sean Macnew
	Name:	Sean Macnew
	Title:	Chief Financial Officer
(Principal Financial Officer)