Form 10-Q
period 2022-09-30
Group Nine Acquisition Corp.
filed 2022-11-10
CIK 1832250

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2022

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

As of November 10, 2022, there were 23,000,000 shares of Class A common stock, par value $0.0001 per share, and 5,750,000 shares of Class B common stock, par value $0.0001 per share, issued and outstanding.

GROUP NINE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

Page
Part I. Financial Information
Item 1. Financial Statements (unaudited)	1
Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
Condensed Statements of Operations for the three and nine months ended September 30, 2022 and 2021 (unaudited)	2
Condensed Statements of Changes in Redeemable Class A Common Stock and Stockholders’ Deficit for the three and nine months ended September 30, 2022 and 2021 (unaudited)	3
Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and 2021 (unaudited)	4
Notes to Unaudited Condensed Financial Statements	5
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures Regarding Market Risk	25
Item 4. Controls and Procedures	26
Part II. Other Information
Item 1A. Risk Factors	27
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 6. Exhibits	30
Part III. Signatures	31

i

PART I - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

GROUP NINE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(Unaudited)
ASSETS
Current assets
Cash	$69,053	$69,053
Prepaid expenses	334,814	1,021,033
Total current assets	403,867	1,090,086

Cash and marketable securities held in Trust Account	231,349,593	230,021,427
TOTAL ASSETS	$231,753,460	$231,111,513

LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS' DEFICIT
Current liabilities
Accrued expenses	$405,827	$312,942
Due to Sponsor	3,328,379	2,664,092
Income taxes payable	203,676	—
Convertible Promissory note – related party	94,435	729,010
Total current liabilities	4,032,317	3,706,044

Warrant liabilities	640,140	5,520,267
Deferred underwriting fee payable	8,064,400	8,064,400
TOTAL LIABILITIES	12,736,857	17,290,711

Commitments and Contingencies (Note 6)

Redeemable Class A Common Stock
Class A common stock subject to possible redemption, 23,000,000 shares at September 30, 2022 and December 31, 2021, respectively (at redemption value of approximately $10.03 and $10.00 per share, respectively)	230,766,508	230,000,000

Stockholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; no shares issued and outstanding	—	—
Class A common stock, $0.0001 par value; 100,000,000 shares authorized no shares issued and outstanding (excluding 23,000,000 shares subject to possible redemption), at September 30, 2022 and December 31, 2021	—	—
Class B common stock, $0.0001 par value; 20,000,000 shares authorized; 5,750,000 shares issued and outstanding, at September 30, 2022 and December 31, 2021	575	575
Additional paid-in capital	—	—
Accumulated deficit	(11,750,480)	(16,179,773)
Total Stockholders’ Deficit	(11,749,905)	(16,179,198)
TOTAL LIABILITIES, REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT	$231,753,460	$231,111,513

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Formation and operating costs	$424,037	$341,633	$1,443,391	$1,520,814
Loss from operations	(424,037)	(341,633)	(1,443,391)	(1,520,814)

Other income (expense):
Change in fair value of warrant liabilities	1,021,060	5,185,200	4,880,127	7,181,466
Transaction costs related to warrant liabilities	—	—	—	(609,099)
Change in fair value of convertible promissory note	835,385	143,551	634,575	134,738
Interest earned on marketable securities held in Trust Account	1,015,499	5,798	1,328,166	15,629
Total other income, net	2,871,944	5,334,549	6,842,868	6,722,734

Income before provision for income taxes	2,447,907	4,992,916	5,399,477	5,201,920
Provision for income taxes	(194,744)	—	(203,676)	—
Net income	$2,253,163	$4,992,916	$5,195,801	$5,201,920

Basic and diluted weighted average shares outstanding, Class A common stock subject to possible redemption	23,000,000	23,000,000	23,000,000	21,393,382

Basic and diluted net income per share, Class A common stock subject to possible redemption	$0.08	$0.17	$0.18	$(0.66)

Basic and diluted weighted average shares outstanding, Class B Non-redeemable common stock	5,750,000	5,750,000	5,750,000	5,697,610

Basic and diluted net income per share, Class B Non-redeemable common stock	$0.08	$0.17	$0.18	$(0.66)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CHANGES IN REDEEMABLE CLASS A COMMON STOCK AND STOCKHOLDERS’ DEFICIT

(UNAUDITED)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Class A Common Stock		Class B		Additional		Total
	Subject to Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2021	23,000,000	$230,000,000	5,750,000	$575	$—	$(16,179,773)	$(16,179,198)

Net income	—	—	—	—	—	1,843,255	1,843,255

Balance — March 31, 2022	23,000,000	230,000,000	5,750,000	575	—	(14,336,518)	(14,335,943)

Net income	—	—	—	—	—	1,099,383	1,099,383

Balance — June 30, 2022	23,000,000	230,000,000	5,750,000	575	—	(13,237,135)	(13,236,560)

Accretion of Class A Common Stock Subject to Possible Redemption	—	766,508	—	—	—	(766,508)	(766,508)

Net income	—	—	—	—	—	2,253,163	2,253,163

Balance – September 30, 2022	23,000,000	$230,766,508	5,750,000	$575	—	$(11,750,480)	$(11,749,905)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Class A Common Stock		Class B		Additional		Total
	Subject to Possible Redemption		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — December 31, 2020	—	$—	5,750,000	$575	$24,425	$(1,282)	$23,718

Sale of 23,000,000 Units, net of underwriting discounts and offering expenses	23,000,000	206,949,492	—	—	—	—	—

Cash proceeds received in excess of fair value for Placement Warrants	—	—	—	—	227,200	—	227,200

Deemed Dividend	—	23,050,508	—	—	(251,625)	(22,798,883)	(23,050,508)

Net income	—	—	—	—	—	6,965,615	6,965,615

Balance — March 31, 2021	23,000,000	$230,000,000	5,750,000	575	—	(15,834,550)	(15,833,975)

Net loss	—	—	—	—	—	(6,756,611)	(6,756,611)

Balance — June 30, 2021	23,000,000	230,000,000	5,750,000	575	—	(22,591,161)	(22,590,586)

Proceeds from Founder Shares						400	400

Net income	—	—	—	—	—	4,992,916	4,992,916

Balance — September 30, 2021	23,000,000	$230,000,000	5,750,000	$575	$—	$(17,597,845)	$(17,597,270)

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$5,195,801	$5,201,920
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Interest earned on marketable securities held in Trust Account	(1,328,166)	(15,629)
Change in fair value of warrant liabilities	(4,880,127)	(7,181,466)
Change in fair value of convertible promissory note	(634,575)	(134,738)
Transaction costs related to warrant liabilities	—	609,099
Changes in operating assets and liabilities:
Prepaid expenses	686,219	(1,274,356)
Income tax payable	203,676	—
Accrued expenses	92,885	595,904
Net cash used in operating activities	(664,287)	(2,199,266)

Cash Flows from Investing Activities:
Investment of cash deposited in Trust Account	—	(230,000,000)
Net cash used in investing activities	—	(230,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	227,240,000
Proceeds from Transfer of Founder Shares	—	400
Proceeds from sale of Private Placement Warrants	—	4,260,000
Proceeds from promissory note - related party	—	981,056
Repayment of promissory note - related party	—	(458,681)
Due to Sponsor	664,287	640,475
Payment of offering costs	—	(419,931)
Net cash provided by financing activities	664,287	232,243,319

Net Change in Cash	—	44,053
Cash – Beginning	69,053	25,000
Cash – Ending	$69,053	$69,053

Non-Cash Investing and Financing Activities:
Accretion of carrying value to redemption value	$766,508	$—
Initial classification of common stock subject to possible redemption	$—	$230,000,000
Deferred underwriting fee payable	$—	$9,890,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from November 9, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (“Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the marketable securities held in the Trust Account and includes transaction costs related to warrant liabilities and changes in fair value of warrant liabilities and convertible debt (as defined below).

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

September 30, 2022

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

September 30, 2022

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

Liquidity and Going Concern

As of September 30, 2022, the Company had approximately $69,000 in cash and working deficit of approximately $3,628,450 (not taking into account franchise and income tax obligations of $583,085 that may be paid using investment income earned in the Trust Account).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has evaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements.

Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of those financial statements and therefore substantial doubt has been alleviated.

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

Inflation Reduction Act of 2022

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases of stock by publicly traded U.S. domestic corporations and

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

certain U.S. domestic subsidiaries of publicly traded foreign corporations occurring on or after January 1, 2023. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a Business Combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a Business Combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a Business Combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a Business Combination (or otherwise issued not in connection with a Business Combination but issued within the same taxable year of a Business Combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a Business Combination and in the Company’s ability to complete a Business Combination.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

Reclassification

Certain prior period amounts have been reclassified to conform to the current period financial statement presentation, including transaction costs related to warrant liabilities of $609,099 were reclassified out of operating and formation costs and included within other income (expense) on the condensed statement of operations for the nine months ended September 30, 2021. These reclassifications had no effect on the previously reported total assets, total liabilities, stockholders’ deficit, net income or cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes.” ASC 740, Income Taxes, requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the unaudited condensed financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized. As of September 30, 2022 and December 31, 2021, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate differs from the statutory tax rate of 21% for the three months and nine months ended September 30, 2022 and 2021, due to changes in fair value in warrant liabilities, changes in fair value of the Convertible promissory note, and the valuation allowance on the deferred tax assets.

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

The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 10,506,667 shares of Common Stock at $11.50 per share were issued on January 20, 2021. No warrants were exercised during the three and nine months ended September 30, 2022 and 2021. The 10,506,667 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021 as the exercise price of the warrants was less than the average market price for the period. For the nine months ended September 30, 2021, the deemed dividend associated with the redeemable shares of Class A common stock is included in income per common share in the IPO quarter and year to date calculation in which the IPO occurred. As a result, diluted net income per common share is the same as basic net income per common share for the period.

	Three Months Ended September 30, 2022		Three Months Ended September 30, 2021		Nine Months Ended September 30, 2022		Nine Months Ended September 30, 2021
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income per share
Numerator:
Allocation of net income	$1,802,530	$450,633	$3,994,333	$998,583	$4,156,641	$1,039,160	$4,107,884	$1,094,036
Deemed Dividend	—	—	—	—	—	—	(18,202,667)	(4,847,841)
Allocable net income	$1,802,530	$450,633	$3,994,333	$998,583	$4,156,641	$1,039,160	$(14,094,783)	$(3,753,805)

Denominator:
Weighted-average shares outstanding	23,000,000	5,750,000	23,000,000	5,750,000	23,000,000	5,750,000	21,393,382	5,697,610
Basic and diluted net income per share	$0.08	$0.08	$0.17	$0.17	$0.18	$0.18	$(0.66)	$(0.66)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

As of September 30, 2022 and December 31, 2021, the Class A Common Stock reflected on the balance sheets are reconciled in the following table:

Gross proceeds	$230,000,000
Less:
Proceeds allocated to public warrants	$(10,503,333)
Class A shares issuance costs	$(12,547,175)
Plus:
Accretion of carrying value to redemption value	$23,050,508
Contingently redeemable Class A Common Stock at December 31, 2021	$230,000,000
Plus:
Accretion of carrying value to redemption value	$766,508
Contingently redeemable Class A Common Stock at September 30, 2022	$230,766,508

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The sale or allocation of the Founders Shares to the Company’s director nominees and affiliates of its sponsor group, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 50,000 shares transferred or allocated to the Company’s director nominees and affiliates of its sponsor group in January 2021 was $280,000 or $5.60 per share. The fair value of the 25,000 shares allocated to the Company’s director nominee on March 2, 2021 was $160,000 or $6.40 per share. The fair value of the 25,000 shares allocated to the Company’s director nominee on March 4, 2021 was $164,750 or $6.59 per share. The fair value of the 25,000 shares allocated to the Company’s consultant on May 18, 2021 was $190,000 or $7.60 per share. The fair value of the 125,000 transferred shares is $794,750. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

The Sponsor, directors and consultants have agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until 180 days after the completion of a Business Combination.

On May 27, 2022, the Sponsor, Group Nine Media LLC, a Delaware limited liability company (the “Seller”) and 890 5th Avenue Partners, LLC (the “Buyer”) entered into a Membership Interest Purchase Agreement pursuant to which the Buyer agreed to assist in the completion of an initial business combination of the Company and the Seller delivered to the Buyer equity interests in the Sponsor (the “Subject Interests”) equivalent to 4,025,000 shares of Class B common stock for consideration of $17,500. Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The fair value of the 4,025,000 shares sold to the buyer on May 27, 2022 was $23,586,500 or $5.86 per share. The Founders Shares were effectively sold subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized.

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

Advances from Related Party and Due to Sponsor

As of September 30, 2022 and December 31, 2021, the Sponsor paid for certain offering and other operating costs on behalf of the Company amounting to $3,328,379 and $2,664,092, respectively. The advances are non-interest bearing and are due on demand.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Promissory Note — Related Party

On November 9, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Public Offering (the “Promissory Note”). The Promissory Note is non-interest bearing and payable on the earlier of December 31, 2021 or the completion of the Public Offering. As of September 30, 2022 and December 31, 2021, there were no borrowings under this note and there are no longer borrowings available under this note.

Convertible Promissory Note — Related Party

On March 29, 2021, the Sponsor agreed to loan the Company an aggregate of up to $1,000,000 pursuant to a new promissory note (the “New Note”). The New Note is non-interest bearing and payable upon consummation of the Company’s initial Business Combination. At the lender’s discretion, the New Note may be repayable in warrants of the post Business Combination entity at a price of $1.50 per warrant. At September 30, 2022 and December 31, 2021, there was $1,000,000 of borrowings under the New Note. This note was valued using the fair value method. The fair value of the note as of September 30, 2022 and December 31, 2021 was $94,435 and $729,010, respectively, which resulted in a change in fair value of the convertible promissory note of $835,385 and $634,575, recorded in the statements of operations for the three and nine months ended September 30, 2022, respectively (see Note 9).

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Warrants. As of September 30, 2022 and December 31, 2021, there were no Working Capital Loans outstanding.

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

September 30, 2022

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

Transaction Services Agreement

On May 27, 2022, Group Nine SPAC LLC entered into a Transaction Services Agreement with 890 5th Avenue Partners, LLC (the “Service Provider”) to provide business advisory services in relation to the pursuit of consummating a Business Combination. In consideration of these services the Company will pay $15,000 monthly. If a target has been identified by the Service Provider, LLC and approved by the Company’s board of directors, the Company shall continue to pay to Service Provider the monthly cash fee until the earlier to occur of (a) the closing of the business combination, (b) the exercise of the repurchase right under Section 10.3 of the LLC Agreement, or (c) the liquidation, dissolution or winding up of the Company if it fails to consummate a business combination within the required time period. For the three and nine months ended September 30, 2022 the company has incurred $45,000 and $75,000, respectively, of which $15,000 is accrued and included on the Company’s condensed balance sheets and condensed statement of operations.

NOTE 7. STOCKHOLDER’S DEFICIT

Preferred Stock—The Company is authorized to issue 1,000,000 shares of preferred stock with a par value of $0.0001 per share with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2022 and December 31, 2021, there were no shares of preferred stock issued or outstanding.

Class A Common Stock—The Company is authorized to issue 100,000,000 shares of Class A common stock with a par value of $0.0001 per share. Holders of Class A common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 23,000,000 shares of Class A common stock issued and outstanding, all of which are subject to possible redemption and were classified in temporary equity outside of shareholders’ deficit on the condensed balance sheets.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Class B Common Stock—The Company is authorized to issue 20,000,000 shares of Class B common stock with a par value of $0.0001 per share. Holders of Class B common stock are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 5,750,000 shares of Class B common stock issued and outstanding.

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

September 30, 2022

(Unaudited)

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

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

At September 30, 2022, assets held in the Trust Account were comprised of $231,349,593 in cash and money market funds which are invested primarily in U.S. Treasury Securities. Through September 30, 2022, the Company has not withdrawn any interest earned on the Trust Account.

At December 31, 2021, assets held in the Trust Account were comprised of $230,021,427 in cash and money market funds which are invested primarily in U.S. Treasury Securities. Through December 31, 2021, the Company has not withdrawn any interest earned on the Trust Account.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

		September 30,	December 31,
	Level	2022	2021
Assets:
Cash and marketable securities held in Trust Account	1	$231,349,593	230,021,427

Derivative Liabilities:
Warrant Liability – Public Warrants	1	$466,900	3,986,667
Warrant Liability – Private Placement Warrants	3	$173,240	1,533,600
Convertible Promissory Note	3	$94,435	729,010

The Warrants were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on our accompanying September 30, 2022 and December 31, 2021 condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the condensed statements of operations.

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

The following table presents the changes in the fair value of warrant liabilities:

	Private Placement	Public	Warrant Liabilities
Fair value as of December 31, 2021	$1,533,600	$3,986,667	$5,520,267
Change in valuation inputs or other assumptions	(1,360,360)	(3,519,767)	(4,880,127)
Fair value as of September 30, 2022	$173,240	$466,900	$640,140

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. During the nine months ended September 30, 2022 and 2021, there were no transfers and the estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement was $4,600,000, respectively.

GROUP NINE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The estimated fair value of the Level 3 Private Placement and Public Warrants was based on the following significant inputs:

	Private Placement	Private Placement
	Warrants	Warrants
	September 30, 2022	December 31, 2021
Risk-free interest rate	4.05%	1.35%
Years	5.29	5.99
Expected volatility	>0.1%	9.15%
Exercise price	$11.50	$11.50
Stock Price	$9.90	$9.75

The estimated fair value of the Convertible Promissory Note was based on the following significant inputs:

	September 30, 2022	December 31, 2021
Risk-free interest rate	$3.97%	$1.34%
Trading days per year	252	252
Expected volatility	2.1%	9.58%
Exercise price	$11.50	$11.50
Stock Price	$9.90	$9.75
Probability of transaction	10.0%	80.0%

The following table presents the changes in the fair value of the Level 3 Convertible Promissory Note:

Convertible
Promissory
Note
Fair value as of December 31, 2021	$729,010
Change in valuation inputs or other assumptions	(634,575)
Fair value as of September 30, 2022	$94,435

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and nine months ended September 30, 2022 for the convertible promissory note.

NOTE 10. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheets date up to the date that the condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any operating revenues to date. Our only activities from inception through September 30, 2022 were organizational activities and those necessary to prepare for our Public Offering, described below. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with searching for, and completing, a business combination.

For the three months ended September 30, 2022, we had net income of approximately $2.3 million, which consists of approximately $1 million derived from changes in fair value of warrant liabilities, interest earned on marketable securities held in Trust Account of approximately $1 million and approximately $0.8 million derived from the change in fair value of the convertible note, offset by operating costs of approximately $0.4 million and approximately $0.2 million derived from provision for income taxes.

For the nine months ended September 30, 2022, we had net income of approximately $5.2 million, which consists of approximately $4.9 million derived from the changes in fair value of the warrant liabilities, interest earned on marketable securities held in Trust Account of approximately $1.3 million and approximately $0.6 million derived from the change in fair value of the convertible note, offset by operating costs of approximately $1.4 million and approximately $0.2 million derived from provision for income taxes.

For the three months ended September 30, 2021, we had net income of approximately $5 million, which consists of approximately $5.2 million derived from changes in fair value of warrant liabilities, $0.14 million derived from the change in fair value of the convertible note, and interest earned on marketable securities held in Trust Account approximately $6 thousand, offset by operating costs of approximately $0.34 million.

For the nine months ended September 30, 2021, we had net income of approximately $5.2 million, which consists of approximately $7.2 million derived from changes in fair value of warrant liabilities, $0.13 million derived from the change in fair value of the convertible note and interest earned on marketable securities held in Trust Account approximately $16 thousand, offset by operating costs of approximately $1.5 million.

Liquidity, Capital Resources and Going Concern

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

For the nine months ended September 30, 2022, net cash used by operating activities was approximately $0.66 million. Net income of approximately $5.2 million was affected by noncash items such as the change in fair value of the warrant liabilities of approximately $4.9 million, change in fair value of convertible promissory notes of approximately $0.6 million, and interest earned on marketable securities held in trust account of approximately $1.3 million. Changes in operating assets and liabilities provided approximately $0.98 million of cash from operating activities.

For the nine months ended September 30, 2021, net cash provided by operating activities was approximately $2.2 million. Net income of $5.2 million was affected by noncash items such as the change in fair value of the warrant liability of $7.2 million, change in fair value of convertible promissory notes of $0.13 million, interest earned on marketable securities held in trust account of $16 thousand and transaction costs associated with the Initial Public Offering of $0.6 million. Changes in operating assets and liabilities used $0.7 million of cash from operating activities.

At September 30, 2022, we had cash held in the Trust Account of $231,349,593. We are using substantially all of the funds held in the trust account, including any amounts representing interest earned on the trust account (less deferred underwriting commissions and income taxes payable), to complete our business combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our business combination, the remaining proceeds held in the trust account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

At September 30, 2022, we had cash of $69,053 held outside of the Trust Account. We are using the funds held outside the trust account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a business combination.

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

As of September 30, 2022, the Company had approximately $69,000 in cash and working capital deficit of approximately $3,628,450 (not taking into account franchise and income tax obligations of $583,085 that may be paid using investment income earned in the Trust Account).

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements-Going Concern,” management has evaluated the Company’s liquidity and financial condition and determined that it may not be sufficient to meet the Company’s obligation over the period of twelve months from the issuance date of the financial statements. The Company’s sponsor has agreed to provide support to enable the Company to continue its operations and meet its potential obligations over a period of one year from the issuance date of these financial statements.

Management believes current working capital, and the support from its Sponsor, provides sufficient capital to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of those financial statements and therefore substantial doubt has been alleviated.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than described below.

The underwriters are entitled to a deferred fee of $0.35 per Unit, or $9,890,000. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement. Additionally, the deferred fee includes an additional $0.08 per unit, or $1,840,000 in the aggregate that was due in December 2021. In December 2021, the Company paid $1,825,600 to the underwriters. The fees were paid by the Sponsor and are included as a liability, due to the Sponsor on the balance sheets.

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

Class A Common Stock Subject to Possible Redemption

We account for our Class A common stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A common stock subject to mandatory redemption, if any, are classified as a liability instrument and are measured at fair value. Conditionally redeemable common stock (including common stock that feature redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ deficit. Our Class A common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, shares of Class A common stock subject to possible redemption are presented as temporary equity, outside of the stockholders’ deficit section of our balance sheets.

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

Net Income Per Common Share

The Company has two classes of shares, which are referred to as Class A common stock and Class B common stock (the “Common Stock”). Earnings and losses are shared pro rata between the two classes of shares. Private and public warrants to purchase 10,506,667 shares of Common Stock at $11.50 per share were issued on January 20, 2021. No warrants were exercised during the three months ended September 30, 2022. The 10,506,667 potential common shares for outstanding warrants to purchase the Company’s stock were excluded from diluted earnings per share for the three and nine months ended September 30, 2022 and 2021, as the exercise price of the warrants was less than the average market price for the period. For the nine months ended September 30, 2021, the deemed dividend associated with the redeemable shares of Class A common stock is included in income per common share in the Public Offering quarter and year to date calculation in which the Public Offering occurred. As a result, diluted net income per common share is the same as basic net income per common share for the period.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2022, we were not subject to any market or interest rate risk. Following the consummation of the Public Offering, the net proceeds of the Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the previously identified material weakness related to the Company’s financial reporting of complex financial instruments and enhance our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements, including providing additional resources and enhanced access to accounting literature, research materials and documents. The foregoing actions were completed as of September 30, 2022, and we believe we have remediated the prior material weakness in internal control over financial reporting.

Changes in Internal Control over Financial Reporting

Except as described above, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 1A.  Risk Factors.

Certain factors may have a material adverse effect on our business, financial condition and results of operation. An investment in our securities involves a high degree of risk. You should carefully consider the risk factors and other cautionary statements described below and under the heading “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on March 31, 2022 (“Form 10-K”), our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 (“Q1 Form 10-Q”), filed with the SEC on May 11, 2022), and our Quarterly Report on Form 10-Q for the six months ended June 30, 2022 (“Q2 Form 10-Q”) filed with the SEC on August 15, 2022, which could materially affect our businesses, financial condition, or future results.

We may be subject to a new 1% U.S. federal excise tax in connection with redemptions of our stock.

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into law. The IR Act provides for, among other measures, a new 1% U.S. federal excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from whom the shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased. For purposes of calculating the excise tax, however, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury Department”) has been given authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase effected by us that occurs after December 31, 2022, in connection with a business combination or otherwise, may be subject to this excise tax. Whether and to what extent we would be subject to the excise tax in connection with a business combination will depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the business combination, (ii) the nature and amount of any PIPE financing or other equity issuances in connection with the business combination (or any other equity issuances within the same taxable year of the business combination) and (iii) the content of any regulations and other guidance issued by the Treasury Department and/or the Internal Revenue Service. In addition, because the excise tax would be payable by us and not by the redeeming holder, it could cause a reduction in the value of our stock. Further, the application of the excise tax in the event of a liquidation is uncertain, and it is possible that the proceeds held in the Trust Account (in the event we are unable to complete a business combination in the required time and redeem 100% of our public shares in accordance with our amended and restated certificate of incorporation) could be subject to the excise tax, in which case the amount that would otherwise be received by our stockholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company for purposes of the Investment Company Act, we would be required to institute burdensome compliance requirements and our activities would be severely restricted. As a result, in such circumstances, we would expect to abandon our efforts to complete an initial Business Combination and instead to liquidate the Company.

Certain recent SEC rule proposals (the “SPAC Rule Proposals”) relate, among other matters, to the circumstances in which SPACs such as the Company could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria, including a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Proposed Rule would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for a Business Combination no later than 18 months after the effective date of its registration statement for its initial public offering (the “IPO Registration Statement”). The company would then be required to complete its initial Business Combination no later than 24 months after the effective date of the IPO Registration Statement.

Because the SPAC Rule Proposals have not yet been adopted, there is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours that does not complete its Business Combination within 24 months after the effective date of the IPO Registration Statement

If we are deemed to be an investment company under the Investment Company Act, our activities would be severely restricted, including:

●	restrictions on the nature of our investments; and
●	restrictions on the issuance of securities.

In addition, we would be subject to burdensome compliance requirements, including:

●	registration as an investment company with the SEC;
●	adoption of a specific form of corporate structure; and
●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that we are currently not subject to.

We do not believe that our principal activities will subject us to regulation as an investment company under the Investment Company Act. However, if we are deemed to be an investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. As a result, if we are deemed to be an investment company under the Investment Company Act, we would expect to abandon our efforts to complete an initial business combination and instead to liquidate the Company.

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

Use of Proceeds

On January 14, 2021, our registration statement on Form S-1 (File No. 333-251560) was declared effective by the SEC for the Public Offering pursuant to which we sold an aggregate of 23,000,000 Units at an offering price to the public of $10.00 per Unit, including 3,000,000 Units as a result of the underwriter’s full exercise of its over-allotment option, generating gross proceeds of $230,000,000.

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

Through September 30, 2022, we incurred $506,274 for costs and expenses related to the Public Offering. At the IPO Closing Date, we paid a total of $2,760,000 in underwriting discounts and commissions. In addition, the underwriters agreed to defer approximately $8,064,000 in underwriting commissions, which amount will be payable upon consummation of our Business Combination, if consummated. There has been no material change in the planned use of proceeds from our Public Offering as described in our final prospectus dated January 14, 2021 which was filed with the SEC.

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

As of September 30, 2022, $231,349,593 was held in the Trust Account, and we had approximately $69,053 of unrestricted cash available to us for our activities in connection with identifying and conducting due diligence of a suitable Business Combination, and for general corporate matters.

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

GROUP NINE ACQUISITION CORP.

Date: November 10, 2022	By:	/s/ Sean Macnew
	Name:	Sean Macnew
	Title:	Chief Financial Officer
(Principal Financial Officer)